Form 10-Q
period 2012-12-31
Nevada Health Scan, Inc.
filed 2013-02-14
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

COMMISSION FILE NUMBER: 000-54231

NEVADA HEALTH SCAN, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE                                                      27-4336843

(State of Incorporation)                                  (I.R.S. Employer ID Number)

1033 B Avenue No. 101

Coronado, California 92118

Tel: (619) 767-0165

(Address and telephone number of principal executive offices)

Copies to:

Daniel C. Masters, Esq.

P. O. Box 66

La Jolla, CA 92038

(858) 459-1133 - Tel

(858) 459-1103 - Fax

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing

requirements for the past 90 days.                 Yes  / /        No  /x/

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  /X/       No  / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                                    Accelerated Filer [ ]

Non-accelerated filer [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act).            Yes  / /        No  /x/

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of February 5, 2013 was 16,100,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended December 31, 2012, prepared by the company, immediately follow.

Nevada Health Scan, Inc.
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	Dec. 31,2012	30-Sep-12
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$ -	$ -
Total Assets	$ -	$ -

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Related Party Payable	$ 2,500	$ 2,500

TOTAL LIABILITIES	$ 2,500	$ 2,500

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value,
20,000,000 shares authorized, no
shares issued or outstanding as
of Dec. 31 and September 30, 2012

Common stock, $0.0001 par value,
100,000,000 shares authorized,
11,100,000 shares issued and
outstanding at 09/30/2012 and
16,100,000 shares issued
and outstanding at 12/31/12	1,610	1,110
Additional paid in capital	661,839	662,339
Deficit accumulated during
The development stage	(665,949)	(665,949)

TOTAL SHAREHOLDERS’ DEFICIT	(2,500)	(2,500)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$ -	$ -

See Notes to Financial Statements

Nevada Health Scan, Inc.
(A Development Stage Company)
INCOME STATEMENT

			From Inception
			June, 25 2010
	Three Months Ended		Through
	Dec. 31,		Dec. 31,
	2012	2011	2012

Revenue	$ -	$ -	$ -

Cost of Sales	-	-	-

Gross Profit	-	-	-

Operating Expenses	-	2,500	665,949

Total Expenses	-	2,500	665,949
Loss Before Income Tax	-	(2,500)	(665,949)

Provision for Income Tax	-	-	-

Net Income (Loss)	$ -	$ (2,500)	$ (665,949)

Basic and Diluted Earning (Loss) per Share	-	$ (0.0002)

Weighted average number of common shares outstanding	16,100,000	11,100,000

See Notes to Financial Statements

Nevada Health Scan, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

From Inception
June, 25 2010
	Three Months Ended		Through
	Dec. 31,		Dec. 31,
	2012	2011	2012
Cash Flows From
Operating Activities

Net income (loss) to cash	$ -	$ (2,500)	$ (665,949)

Adjustments to reconcile
Net income (loss) to cash
Provided by (used in) ops
Common stock issued per court order	-	-	$ 118,298
Warrants issued per court order	-	-	$ 545,151
Changes in operating
Assets and liabilities	-	-	-

Net cash provided by
(used in) operations	-	(2,500)	(2,500)

Cash Flows From
Investing Activities

Net cash provided by
investing activities	-	-	-

Cash Flows From
Financing Activities

Proceeds of loan from related party	-	2,500	2,500
Common stock issuance	-	-	-
Discount on common stock	-	-	-
Net cash provided by
financing activities	-	2,500	2,500
Net increase (decrease	-	-	-

Cash beginning of period	-	-	-

Cash end of period	$ -	$ -	$ -

Supplemental Disclosures of
Cash Flow Information

Interest paid	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -

                               See Notes to Financial Statements

NEVADA HEALTH SCAN, INC.

(A Development Stage Company)

Notes to Financial Statements

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Nevada Health Scan, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on June 25, 2010.  The Company was  established as part of the Chapter 11  reorganization  of AP Corporate  Services,  Inc. ("AP"). Under AP's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and own any interest which AP had in the development of an MRI scanning facility (AP never had a  financial  interest,  merely a  business  plan);  and (2) issue shares  of  its  common  stock  to  AP's  general  unsecured  creditors,  to its administrative creditors, and to its shareholders.

On June 15, 2012 the Company resolved to enter the medical tourism business.  It has established  "Club Medi.co" as its DBA and is in the process of developing a website  called  www.clubmedi.co  where it will sell  advertising to physicians, dentists,  clinics,  and  hospitals  outside the United  States.  The  Company's initial focus is on healthcare  provided in Mexico and especially in the Mexican state of Baja  California  which borders San Diego.  The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF PRESENTATION

The accompanying  audited financial  statements have been prepared in accordance with accounting  principles  generally  accepted in the United States of America ("GAAP"),  and include all the notes required by generally  accepted  accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included.

b. LOSS PER SHARE

The Company computes net loss per share in accordance with the FASB Accounting Standards Codification ("ASC"). The ASC specifies the computation, presentation and disclosure requirements for loss per share for entities with publicly held common stock.

Basic  loss per  share  amounts  is  computed  by  dividing  the net loss by the weighted  average number of common shares  outstanding.  The equity instruments such as warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

c. USE OF ESTIMATES

The preparation of financial  statements in conformity  with generally  accepted accounting principles requires management to make estimates and assumptions that affect  the  reported  amounts  of assets  and  liabilities  and  disclosure  of contingent  assets and  liabilities at the date of the financial  statements and the  reported  amounts of revenues  and expenses  during the  reporting  period. Actual results could differ from those estimates.

d. CASH and CASH EQUIVALENT

For  the  Balance  Sheet  and  Statements  of  Cash  Flows,  all  highly  liquid investments  with  maturity of three  months or less are  considered  to be cash equivalents.  The Company has no cash  equivalents  as of December 31, 2012 and 2011.

e. INCOME TAXES

Income taxes are provided in accordance with the FASB Accounting Standards Classification.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred  tax assets  and  liabilities  are adjusted  for the  effects  of  changes  in tax  laws  and  rates on the date of enactment.

f. IMPACT OF NEW ACCOUNTING STANDARDS

The  Company  does  not  expect  the  adoption  of  recently  issued  accounting pronouncements  to  have a  significant  impact  on  the  Company's  results  of operations, financial position, or cash flow.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently,  the Company does not have  significant  cash or other  material  assets,  nor does it have  operations  or a source  of  revenue sufficient  to cover its  operation  costs and allow it to  continue  as a going concern.  The president and vice president have committed to advancing certain operating costs of the Company.

NOTE 4. STOCKHOLDERS' EQUITY COMMON STOCK

The authorized share capital of the Company  consists of 100,000,000  shares of common stock with $0.0001 par value,  and 20,000,000  shares of preferred  stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK: As of December 31, 2012, there were a total of 16,100,000 common shares issued and outstanding.

The Company's first issuance of common stock,  totaling  1,085,000 shares,  took place  on June  25,  2010  pursuant  to the  Chapter  11 Plan of  Reorganization confirmed by the U.S.  Bankruptcy Court in the matter of AP Corporate Services, Inc. ("AP"). The Court ordered the distribution of shares in Nevada Health Scan, Inc. to all general unsecured creditors of AP, with these creditors to receive their PRO RATA share (according to amount of debt held) of a pool of 80,000 shares in the Company.  The Court also ordered the distribution of shares in the Company to all shareholders of AP, with these shareholders to receive their PRO RATA share (according to number of shares held) of a pool of 5,000 shares in the Company. The Court also ordered the distribution of shares in the Company to all administrative creditors of AP, with these creditors to receive one share of common stock in the Company for each $0.10 of AP's administrative debt which they held. The value of these shares was calculated by the intrinsic value.  AP has a total claim of $ 743,449 by the unsecured creditors and $80,000 cash were settled at the date of liquidation.  The remaining claims were settled by the issuance of common stock and warrants issued per court order.  The Company allocates the remaining claims of $663,449 to the common stock and warrants issued.

The Court also ordered the  distribution of five million warrants in the Company to all  administrative  creditors  of AP, with these  creditors  to receive five warrants in the Company  for each $0.10 of AP's  administrative  debt which they held. These creditors received an aggregate of 5,000,000 warrants  consisting of 1,000,000 "A  Warrants"  each  convertible  into one share of common stock at an exercise price of $1.00;  1,000,000 "B Warrants" each convertible into one share of common  stock at an exercise  price of $2.00;  1,000,000  "C  Warrants"  each convertible  into one  share of  common  stock at an  exercise  price of  $3.00; 1,000,000 "D  Warrants"  each  convertible  into one share of common stock at an exercise price of $4.00;  and 1,000,000 "E Warrants" each  convertible  into one share  of  common  stock  at an  exercise  price  of  $5.00.  All warrants are exercisable at any time prior to January 4, 2014. This warrant distribution also took place on June 25, 2010.

Also on June 25, 2010 the Company issued a total of 10,015,000 common shares to two officers and directors as founders share and it is recorded as a discount to common stock.

On June 15, 2012 the Company  issued a total of  5,000,000  common  shares to an officer  and  director  as founder  shares and it is  recorded  as a discount to common stock.

As a result of these  issuances  there  were a total  16,100,000  common  shares issued and  outstanding,  and a total of  5,000,000  warrants to acquire  common shares issued and outstanding, at December 31, 2012.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred  stock with $0.0001 par value. As of December 31, 2012 no shares of  preferred  stock  had been  issued  and no shares of  preferred  stock  were outstanding.

NOTE 5. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on June 25, 2010.

NOTE 6. RELATED PARTY TRANSACTIONS

As set forth in Note 4 above, on June 15, 2012 a total of 5,000,000 common shares were issued to the Company's Vice President as founder shares.  Also as set forth in Note 4, on June 25, 2010 a total of 10,015,000 common shares were issued to the Company's President and Secretary as founder shares.

During the year ended September 31,  2011,  the  President  of the  Company  advanced $2,500  to  cover  certain  expenses;  this  cash  advance  was  evidenced  by a non-interest bearing Note.

The Company neither owns nor leases any real or personal property.  The Vice President of the corporation provides office space and services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

NOTE 7. WARRANTS

On June 25, 2010 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company's common stock.  These warrants were issued per order of the U.S.  Bankruptcy Court in the matter of AP Corporate Services, Inc. ("AP") to the administrative creditors of AP. These creditors received an aggregate  of 5,000,000  warrants  consisting  of  1,000,000  "A Warrants"  each convertible  into one  share of  common  stock at an  exercise  price of  $1.00; 1,000,000 "B  Warrants"  each  convertible  into one share of common stock at an exercise price of $2.00;  1,000,000 "C Warrants" each convertible into one share of common  stock at an exercise  price of $3.00;  1,000,000  "D  Warrants"  each convertible  into one share of common stock at an exercise  price of $4.00;  and 1,000,000 "E  Warrants"  each  convertible  into one share of common stock at an exercise  price of $5.00.  All warrants  are  exercisable  at any time prior to January 4, 2014. As of the date of this report, no warrants have been exercised.

The value of these warrants was calculated by the intrinsic value.  AP has a total claim of $ 743,449 by the unsecured creditors and $80,000 cash were settled at the date of  liquidation.  The remaining claims were settled by the issuance of common stock and warrants issued per court order.  The Company allocated the remaining claims of $663,449 to the common stock and warrants issued.

NOTE 8. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended December 31, 2012.

NOTE 9. SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 6, 2013, the date the financial statements were available to be issued, and identified no events or transactions that required recognition or disclosure.

xxxxxxxxx

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

          RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in this report.

BUSINESS AND PLAN OF OPERATION

     Nevada Health Scan, Inc. (the "Company"), was incorporated on June 25, 2010 under the laws of the State of Delaware. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. (“AP”). Under AP’s Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) hold any interest which AP retained in the development of an MRI facility in Nevada; and (2) issue shares of its common stock to AP’s general unsecured creditors, to its administrative creditors, and to its shareholders in order to enhance their opportunity to recover from the bankruptcy estate.

     Because the Company lacked the resources to effectively develop such an MRI facility Management engaged in a search for other business opportunities. In June, 2012 Management resolved to engage in the business of facilitating medical tourism by providing information on an internet website for those seeking to travel abroad for healthcare services. The website will be free. The Company hopes to realize revenue by selling advertising to healthcare providers and related businesses including hotels and travel businesses. The Company is currently developing its website.

LIQUIDITY AND CAPITAL RESOURCES

     As of both December 31, 2012 and December 31, 2011 we had no cash and no other assets, and we had liabilities of $2,500 owed to an officer who advanced this sum to cover certain costs incurred by the Company. We had an accumulated deficit of $2,500. As of September 30, 2012, our last audit date, we also had no assets and a deficit of $2,500. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, until the first advertising sales are generated for our medical tourism website.

     We are dependent upon our officers and shareholders to meet any expenses that may occur. Our president and vice president have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

RESULTS OF OPERATIONS

     The Company is currently designing and building its website. The website will be devoted to information on travel for healthcare to northern Baja California, Mexico and will feature paid advertising by physicians, dentists, hospitals, and clinics. The Company hopes to have the website operational during the quarter ending March 31, 2013.

GOING CONCERN.

     The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has no cash and no other material assets and it has no operations or revenues from operations. It is relying on advances from officers and directors to meet its limited operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity,

capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, December 31, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our Form 10-12G filing as filed with the SEC on December 3, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

No.

Description

---

-----------

31.1

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2012 and September 30, 2012, (ii) Statement of Operations for the three months ended December 31, 2012, (iii) Statement of Cash Flows for the three months ended December 31, 2012, and (iv) Notes to Financial Statements.

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2013             NEVADA HEALTH SCAN, INC.

                                   By: /s/ Dean Konstantine

                                       _________________________________

                                       Dean Konstantine

                                       President, CEO and Director

                                   By: /s/ Josephine Resma

                                       _________________________________

                                       Josephine Resma

                                       CFO, Secretary, and Director