Form 10-Q
period 2013-06-30
Nevada Health Scan, Inc.
filed 2013-08-14
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of August 7, 2013 was 16,100,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2013, prepared by the company, immediately follow.

NEVADA HEALTH SCAN, INC.
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	June 30, 2013	Sept. 30, 2012
ASSETS	(Unaudited)	(Audited)

Current Assets	$ -	$ -
Total Assets	$ -	$ -

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities
Related Party Payable	$ 2,500	$ 2,500
Total Liabilities	$ 2,500	$ 2,500

Stockholders' Deficit

Preferred stock, $.0001 par value,
20,000,000 shares authorized, none
issued and outstanding	$ -	$ -

Common stock, $.0001 par value,
100,000,000 shares authorized,
16,100,000shares issued and
outstanding as of 9/30/2012
and 16,100,000 issued and
outstanding as of 6/30/2013	$ 1,610	$ 1,610

Additional paid in capital	$ 661,839	$ 661,839

Deficit accumulated during
the development stage	$ (665,949)	$ (665,949)
Total Shareholders' Deficit	$ (2,500)	$ (2,500)
TOTAL LIABILITIES & STOCKHOLDERS’ Deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements.

NEVADA HEALTH SCAN, INC.
(A Development Stage Company)
BALANCE SHEETS
From Inception
June 25, 2010
	9 Months Ended		through
	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$ -	$ -	$ -

Operating Expenses	$ -	$ 2,500	$ 665,949
Loss Before Income Tax		$ (2,500)	$ (665,949)

Net Loss	$ -	$ (2,500)	$ (665,949)

Basic and Diluted
Loss per Share	$ -	$ -

Weighted Average Number
of Common Shares Outstanding	16,100,000	16,100,000

The accompanying notes are an integral part of these financial statements.

NEVADA HEALTH SCAN, INC.
(A Development Stage Company)
BALANCE SHEETS
From Inception
June 25, 2010
	9 Months Ended			through
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Operating Activities:
Net Loss	$ -	$ -	$ (2,500)	$ (665,949)
Adjustment to Reconcile net income to cash
flows provided by operating activities
Common Stock issued per court order	$ -	$ -	$ -	$ 118,298
Warrants issued per court order	$ -	$ -	$ -	$ 545,151
Changes in operating assets & liabilities	$ -	$ -	$ -	$ -
Net Cash used in operating activities	$ -	$ -	$ (2,500)	$ (2,500)

Financing Activities:

Proceeds of loan from related party	$ -	$ -	$ 2,500	$ 2,500
Common stock issued	$ -	$ -	$ -	$ -
Discount on common stock	$ -	$ -	$ -	$ -
Net cash provided by financing activities	$ -	$ -	$ 2,500	$ 2,500
Cash, period increase (decrease)	$ -	$ -	$ -	$ -

Cash, beginning period	$ -	$ -	$ -	$ -
Cash, ending period	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

NEVADA HEALTH SCAN, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2013

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

COMMON STOCK: As of June 30, 2013, there were a total of 16,100,000 common shares issued and outstanding.

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

As a result of these  issuances  there  were a total  16,100,000  common  shares issued and  outstanding,  and a total of  5,000,000  warrants to acquire  common shares issued and outstanding, at June 30, 2013.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred  stock with $0.0001 par value. As of June 30, 2013 no shares of  preferred  stock  had been  issued  and no shares of  preferred  stock  were outstanding.

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

During the year ended September 30,  2011,  the  President  of the  Company  advanced $2,500  to  cover  certain  expenses;  this  cash  advance  was  evidenced  by a non-interest bearing Note.

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

NOTE 8. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended June 30, 2013.

NOTE 9. SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 7, 2013, the date the financial statements were available to be issued, and identified no events or transactions that required recognition or disclosure.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of both June 30, 2013 and June 30, 2012 we had no cash and no other assets, and we had liabilities of $2,500 owed to an officer who advanced this sum to cover certain costs incurred by the Company. We had an accumulated deficit of $2,500. As of September 30, 2012, our last audit date, we also had no assets and a deficit of $2,500. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, until the first advertising sales are generated for our medical tourism website.

     We are dependent upon our officers and shareholders to meet any expenses that may occur. Our president and vice president have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

RESULTS OF OPERATIONS

     The Company is currently designing and building its website. The website will be devoted to information on travel for healthcare to northern Baja California, Mexico and will feature paid advertising by physicians, dentists, hospitals, and clinics. The Company hopes to have the website operational during the quarter ending September 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, June 30, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the period ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2013 and September 30, 2012, (ii) Statement of Operations for the three months and nine months ended June 30, 2013, (iii) Statement of Cash Flows for the three months and nine months ended June 30, 2013, and (iv) Notes to Financial Statements.

101.INS** XBRL Instance Document

101.SCH** XBRL Taxonomy Extension Schema Document

101.CAL** XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB** XBRL Taxonomy Extension Label Linkbase Document

101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF** XBRL Taxonomy Extension Definition Linkbase Document

________________________

*Filed herewith.

**Furnished herewith.

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2013                NEVADA HEALTH SCAN, INC.

                                   By: /s/ Dean Konstantine

                                       _________________________________

                                       Dean Konstantine

                                       President, CEO and Director

                                   By: /s/ Josephine Resma

                                       _________________________________

                                       Josephine Resma

                                       CFO, Secretary, and Director