Form 10-K
period 2013-09-30
Nevada Health Scan, Inc.
filed 2013-12-30
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:   000-54231

NEVADA HEALTH SCAN, INC.

(Exact name of registrant as specified in its charter)

DELAWARE                                               27-4336843

(State or Incorporation)                               (I.R.S. Employer Id. No.)

1033 B Avenue # 101, Coronado, CA  92118                       (619) 767-0165

(Address of principal executive offices)               (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark if Nevada Health Scan, Inc. is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

Yes [  ]      No [x]

Indicate by check mark if Nevada Health Scan, Inc. is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

Yes [  ]   No [x]

Indicate by check mark whether Nevada Health Scan, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Nevada Health Scan, Inc. was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [x] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Nevada Health Scan, Inc. knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [x]

Indicate by check mark whether Nevada Health Scan, Inc. is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer     Accelerated filer     Non-accelerated filer

Smaller reporting company  [X]

Indicate by check mark whether Nevada Health Scan, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes  [ ]    No [X]

The aggregate market value of Nevada Health Scan, Inc. common stock held by non-affiliates of Nevada Health Scan, Inc.as of the last business day of Nevada Health Scan, Inc. most recently completed fiscal quarter (September 30, 2013) was approximately $0.00 (based on lack of any trade or posted price reported by OTC on or prior to September 30, 2013). For this purpose, all of Nevada Health Scan, Inc. officers and directors and their affiliates were assumed to be affiliates of Nevada Health Scan, Inc.

There were 16,100,000 shares of Nevada Health Scan, Inc. common stock outstanding as of December 26, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:       None.

NEVADA HEALTH SCAN, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2013

INDEX

ITEM 1.       DESCRIPTION OF BUSINESS

Background of the Issuer and Its Predecessor

Nevada Health Scan, Inc. (the “Company”) will engage in the business of facilitating medical tourism by providing information on our internet website for those seeking to travel abroad for healthcare services. The website will be free. We will realize revenue by selling advertising to healthcare providers and related businesses including hotels and travel businesses.

We are in the process of further developing our medical tourism website which is www.clubmedi.co. The Company’s vision is to develop a website which will be among the most frequently visited by Americans seeking information on medical tourism. Our initial focus will be on medical tourism to Mexico and, especially, to those cities in northern Baja California which are within approximately 50 miles of San Diego, California. The website will provide general information on medical tourism and will advertise the services of Mexican physicians, dentists, clinics, and hospitals, and provide links to websites maintained by these physicians, dentists, clinics, and hospitals. It will also provide links to other providers of services which may relate to medical tourism such as travel agents, hotels, and ground transportation providers. The Company’s mission is to provide a virtual forum where Americans seeking medical or dental treatment abroad can find providers, learn more about their services and fees, and, if desired, make appointments or book travel arrangements. We will not provide healthcare, transportation, or accommodations. We will only provide a website through which services provided by others can be advertised.

Initially, our president and vice president will develop the Company’s business. Our president will design and build our website; he has previously designed and built two other websites as set forth in his resume on page 10. Our vice president will sell advertising to healthcare providers in Mexico who are trying to reach medical tourists; these ads will appear on our website. Initially we will charge advertisers a set-up fee of $500 and a monthly maintenance fee of $200. The Company also plans to work with consultants that specialize in social networking, search engine optimization (“SEO”), and other means of trafficking new users to our websites. Initially the Company will work with small, independent consultants to minimize costs. When sales and cash flows permit, the Company plans to bring more of the work in house and hire part time and/or full time employees.

The Company was incorporated in Delaware on June 25, 2010 as part of the implementation of the Chapter 11 Bankruptcy plan of reorganization of AP Corporate Services, Inc. (“AP”). AP filed for Chapter 11 Bankruptcy in September 2008 in the U.S. Bankruptcy Court for the Central District of California. AP’s plan of reorganization was confirmed by the Court on December 24, 2008 and became effective on January 4, 2009. This plan of reorganization provided, among other things, for the incorporation of the Company and the distribution of 1,085,000 shares in it to AP’s bankruptcy creditors. The shares were distributed pursuant to section 1145 of the U.S. Bankruptcy Code. As stated in the Plan of Reorganization ordered by the Court, these shares were issued “to enhance the distribution to creditors,” i.e. to enhance their opportunity to recover the losses they sustained in the AP bankruptcy. The plan of reorganization also provided for the transfer to the Company of any interest which AP retained in the development of an MRI facility in Nevada. Plans for the development of such a facility were subsequently abandoned because of lack of capital.

Medical Tourism

According to the Deloitte Center for Health Solutions report (“DCHS”)[page 24], the growth of medical tourism is driven largely by cost and consumerism. The high price of medical procedures in the United States, coupled with an increase in health care consumerism, is prompting individuals to seek lower-cost alternatives to U.S.-based treatments.

Although the Deloitte Center for Health Solutions continues to research various aspects of the healthcare industry, the 2008 study was the last study it published which was devoted specifically to medical tourism. That study found [page 14] there were approximately 750,000 medical tourists traveling from the U.S. to other countries for medical care in 2007. That same study estimated that the number of outbound U.S. medical tourists would increase to 15,750,000 in 2017. In looking at costs the study found that $2.1 billion was spent overseas by U.S. medical tourists in 2007. This represented $15.9 billion in lost revenue for U.S. health care providers, or savings of $13.8 billion for consumers. The study projected overseas expenditures by medical tourists to reach at least $30.3 billion and possibly as high as $79.5 billion in 2017, resulting in potential revenue losses to U.S. health care providers of $228.5 to $599.5 billion.

Health care consumerism is premised on the idea that individuals should have greater control over decisions that affect their health and their medical care. Employers, health plans and policy-makers recognize that unless consumers are more engaged in decisions about their health and the costs associated with those decisions, costs will continue to soar. HSAs, high-deductible plans, and higher co-pays are prompting patients to act more like consumers. In addition to providing incentives for patients to take a more active role in their care, many health plans provide resources to help facilitate patient decision making. Furthermore, the Internet has become a significant source of information for patients who want to learn more about their medical conditions, diagnostic results, and treatment options. [page 4]

According to the DCHS report [page 4], the impact of dramatically rising U.S. health care costs is felt in every household and by every company. Even consumers with employer sponsored health insurance are increasingly considering outbound medical tourism as a viable care option: As their plan deductibles increase, many of the services available in outbound settings may be purchased under the deductible limit, thus conserving the consumer’s funds available for healthcare.

The DCHS study found [page 6] that healthcare costs in Mexico are about 25% to 35% of U.S. costs and that Mexico enjoys a high volume of U.S. visitors due to its proximity to the U.S. The Company plans to initially focus on medical tourism to the Mexican state of Baja California. Tijuana, Baja California’s largest city, is also the second largest city in Mexico and lies just 17 miles south of San Diego. Because of its size it is home to a large community of healthcare providers, and because of its proximity to San Diego it is already a major center for medical tourism. From this base the Company expects to gradually grow its business across Mexico.

The Company intends to enter the medical tourism industry in Mexico through the development of a web-based platform which will provide information on and feature paid advertisements for hospitals, clinics, physicians, dentists, and other healthcare providers. We will also sell advertising to hotels and apartments that are close to healthcare providers and to transportation providers and we expect to realize revenue from internet links to travel agents, hotels, and transportation providers.

Since we are selling advertising to businesses hoping to reach individuals planning healthcare travel to Mexico, it is important to our business that travel to Mexico remain open, legal, and desirable. Nationals of more than 70 countries and jurisdictions, including the U.S. and Canada, can enter Mexico as tourists or business visitors without a visa. Tourists and business visitors can stay in Mexico for up to 180 days. There are no added permits, visas, etc. required of foreign nationals receiving medical care in Mexico. The U.S. State Department has issued a travel warning concerning violence in Mexico, and this can be expected to deter some visitors. However, the warning notes that millions of U.S. citizens safely visit Mexico each year including more than 150,000 who cross the border every day. So long as substantial numbers of Americans continue to travel to Mexico, we expect healthcare providers to be willing to advertise. (See Risk Factor 6)

Competition

We will compete with a wide variety of companies in the medical tourism industry. These competitors range from other general travel and healthcare websites to established hospitals, medical tourism facilitators, and travel agencies, to other healthcare providers in the US and abroad. In addition, as the medical tourism industry grows and expands into other sectors such as travel and insurance, better financed and established entities may expand into, acquire, invest or continue to consolidate within the industry, thus increasing the competitive pressures we face.

ITEM 1A.      RISK FACTORS

Our business is subject to numerous risk factors, including the following:

1.

We have no operating history and no revenues or earnings from operations.

We have no assets and no revenues at this time. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the launch of our website. This may result in us incurring a net operating loss that will increase continuously until we are able to generate advertising revenue from our website. There is no assurance that we can sell advertising, or if we do, that it will be sufficient to meet our expenses.

2.

We may not be able to continue to operate as a going concern.

Our auditors have expressed the opinion that we may not be able to continue as a going concern. Their opinion letter and the notation in the financial statements indicate that we do not have revenues, cash reserves, or other material assets and that we are relying on interest free loans and advances from our president and our vice president to meet our limited operating expenses. As of the date hereof, these loans and advances total $4,750. We may become insolvent if we are unable to pay our debts in the ordinary course of business as they become due.

3.

Our officers are not obligated to finance our operations and if they cease to do so we may not be able to continue in business.

As noted above, we are relying on interest free loans and advances from our president and our vice president to meet our operating expenses. These officers have orally agreed to advance $25,000 to the Company, should that amount be needed, and may be willing to advance more, if needed. However, this is a voluntary agreement. They are not obligated to provide financial assistance to the Company. To date they have loaned the Company $4,750. If they fail to provide sufficient financing to carry the Company to the point of a break even cash flow, the Company will need to seek alternative financing, either debt or equity. There can be no assurance that such financing will be available or, if available, that it can be obtained on acceptable terms. If financing cannot be obtained on acceptable terms the Company will, most probably, cease operations.

4.

Our website may not be commercially accepted which will adversely affect our revenues and profitability.

Our ability to establish our current website and to launch new ones bears risk. If we are not able to gain acceptance in the medical tourism and health care markets, we may not be able to generate meaningful revenue and may not be able to continue to operate. Our commercial success will also depend on our ability to market our websites which may require additional capital. If we cannot market effectively and we do not attract significant visitors to our websites, it will be difficult to recognize advertising revenue.

5.

The competitive market in which we operate may make it very difficult to develop our medical tourism business.

Our focused industry is relatively new and is fragmented with low barriers to entry. This may have an adverse effect on our ability to compete and recognize advertising revenue since we may be competing against larger, more established entities, entities with existing expertise in the medical industry and entities with expertise in launching new websites. Such entities may be better funded or staffed than we are and may be able to enter the market more rapidly.

6.

Our success is dependent upon the willingness of advertisers to advertise with us, and this is dependent upon our readers’ perception of the ease and safety of travel to Mexico.

Since we are selling advertising, advertisers must believe that their target audience is able and willing to travel to Mexico. Currently, nationals of more than 70 countries and jurisdictions, including the U.S. and Canada, can enter Mexico as tourists or business visitors, can receive medical treatment there, and can stay in Mexico for up to 180 days. If this ease of entry were restricted it would have a negative effect on our business and possibly destroy the business. The U.S. State Department has issued a travel warning concerning violence in Mexico, and this can be expected to deter some visitors. However, the warning notes that millions of U.S. citizens safely visit Mexico each year including more than 150,000 who cross the border every day. If foreign nationals did not feel safe traveling to Mexico and many stopped traveling to Mexico it would have a negative effect on our business and might well result in the failure of our business.

7.

If we obtain financing, existing shareholder interests may be diluted.

If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our shareholders will be diluted. We currently have warrants outstanding which may make it more difficult for us to raise financing and may cause the market price of our common stock to decline because of the indeterminable overhang that is created if the exercise price represents a discount to market. In addition, any new securities could have rights, preferences and privileges senior to those of our common stock. Furthermore, we cannot assure you that additional financing will be available when and to the extent we require it or that, if available, it will be on acceptable terms.

8.   Our success is dependent on our three officers and directors who have other full time employment, have limited experience, and will only devote limited time (part time) to working for the Company, all of which makes our future even more uncertain.

Dean Konstantine, Howard Behling and Josephine Resma, our three officers and directors, will serve without salary while maintaining other employment, at least until such time as the company has been profitable for three consecutive months. As of the date hereof, Mr. Konstantine and Ms. Resma are devoting no more than one hour per week to the affairs of the Company. Mr. Behling is spending approximately eight hours per week on the affairs of the Company, the development of its website, and the search for advertisers. Notwithstanding the limited availability of our three officers and directors, the loss of the services of any one of them would adversely affect development of our business and its likelihood of continuing in operation. We do not maintain key-man life insurance on any of our officers and directors and have no present plans to obtain this insurance.

9.     Our president is also our principal shareholder and he will be able to approve all corporate actions without shareholder consent and will control our Company.

Our principal shareholder, president, and a director, Dean Konstantine, currently owns approximately 62% of our common stock. Because of this, he will exercise complete control over the Company and have the ability to make decisions regarding, (i) whether to issue common stock and preferred stock, including decisions to issue common and preferred stock to himself; (ii) employment decisions, including his own compensation arrangements, and (iii) whether to enter into material transactions with related parties. In addition, he will be able to elect all of the members of our board of directors. He may transact corporate business requiring shareholder approval by written consent, without soliciting the votes of other shareholders. Moreover, our vice president and a director, Howard Behling, currently owns approximately 31% of our common stock; thus two of our shareholders, officers, and directors, Mr. Konstantine and Mr. Behling, together own a total of approximately 93% of our common stock.

10.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends. Investors seeking cash dividends should not purchase our stock.

We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, investors seeking cash dividends should not purchase our common stock.

11.    Our Common Stock may never be publicly traded and holders may have no ability to sell their shares.

There is no established public trading market for our shares of Common Stock, and there is no assurance that our Common Stock will be accepted for listing on the OTC Bulletin Board or in any other trading system in the future. There can be no assurance that a market for our Common Stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our Common Stock you may be unable to sell the shares. Accordingly, you should be able to bear the financial risk of losing your entire investment.

Only market makers can apply to quote securities. A market maker who desires to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) (unless an exemption is applicable) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the Financial Industry Regulatory Authority ("Finra") Bylaws. The OTC Bulletin Board will not charge us a fee for being quoted on the service. Finra rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC Bulletin Board or any similar medium. Finra will review the market maker's application (unless an exemption is applicable). If cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain Finra rules and Rule 15c2-11 have been considered by Finra. Furthermore, the clearance should not be construed by any investor as indicating that Finra, the Securities and Exchange Commission, or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities - a regulated quotation service - that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

12.   Our shareholders may face significant restrictions on the resale of our

      Common Stock due to state "blue sky" laws.

There are state regulations that may adversely affect the transferability of our Common Stock. We have not registered our Common Stock for resale under the securities or "blue sky" laws of any state. We may seek qualification or advise our shareholders of the availability of an exemption. However, we are under no obligation to register or qualify our Common Stock in any state or to advise the shareholders of any exemptions.

Current shareholders, and persons who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the Common Stock.

Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities if such securities represent "cheap stock" previously issued to promoters or others. Our officers and directors, because they received stock at a price of $.0001 for each share, may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

        (a) Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

        (b) Not eligible for the transaction exemption from registration for non-issuer transactions by a registered broker-dealer;

        (c) Not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

        (d) Not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;

        (e) Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

        Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of "cheap stock" issued to promoters or others. Specific limitations on such offerings have been adopted in:

                  Alaska           Nevada               Tennessee

                  Arkansas         New Mexico           Texas

                  California       Ohio                 Utah

                  Delaware         Oklahoma             Vermont

                  Florida          Oregon               Washington

                  Georgia          Pennsylvania

                  Idaho            Rhode Island

                  Indiana          South Carolina

                  Nebraska         South Dakota

Any secondary trading market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered. Current shareholders and persons who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that we are under no obligation to register the shares on behalf of our shareholders under the Securities Act of 1933, as amended.

13.   Our Common Stock will be subject to significant restriction on resale due to federal penny stock restrictions.

The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

       These disclosure requirements will have the effect of reducing the level of trading activity in any secondary market for our stock, and accordingly, shareholders of our Common Stock will find it difficult to sell their securities, if at all.

ITEM 2.       PROPERTIES

We presently utilize office space at 1033 B Avenue # 101, Coronado, California. This space is provided to the Company by our president on a rent free basis, and it is anticipated that this arrangement will continue for the next twelve months.

ITEM 3.       LEGAL PROCEEDINGS

There is no litigation, pending or threatened, by or against the Company.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period ended September 30, 2013.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no trading market for our Common Stock at present and there has been no trading market since inception. We do have a trading symbol, however there is no posted quote and no trades have taken place.

Holders

As of September 30, 2013, there were approximately 96 stockholders of record holding our common stock.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. We have had no earnings from which to pay dividends to date and we anticipate that there will be no earnings prior to a business combination and possibly no earnings after a business combination.

Recent Sales of Unregistered Securities

         (a) Securities issued in bankruptcy.

        On June 25, 2010 1,085,000 shares of our common stock were distributed to 93 shareholders by order of the U.S. Bankruptcy Court for the Central District of California as part of the confirmed Plan of Reorganization of AP Corporate Services, Inc. (the “Debtor”). The Court ordered the incorporation of the Issuer and ordered the Issuer’s securities to be distributed to creditors of the Debtor in partial satisfaction of their claims against the Debtor and in order to enhance the creditors’ opportunity for recovery.

Also on June 25, 2010 5,000,000 warrants to purchase shares of our common stock were distributed to creditors of the Debtor as part of the confirmed Plan of Reorganization. The warrants consist of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $5.00. All warrants are currently exercisable. They were originally due to expire on January 4, 2014, however on December 27, 2013 the Board of Directors voted to extend them for one year to January 4, 2015.

The issuance of the 1,085,000 shares of common stock and the 5,000,000 warrants to purchase a total of 5,000,000 shares of common stock were issued in exchange for claims against the estate of AP Corporate Services, Inc. and were exempt from registration under the Securities Act of 1933, as amended, because they were issued under section 1145 of the Bankruptcy Code (Title 11 of the U.S. Code). In addition, we may have also relied upon section 3(a)(7) of the Securities Act of 1933 as a transaction ordered by a court as part of a bankruptcy reorganization.

         (b) Securities issued in a private placement.

In June 2010 the Company issued 10,000,000 shares of restricted Common Stock to Dean Konstantine in consideration of his services and for costs advanced in incorporating the Company; these shares were valued at a total of $1,000 which is the total par value of the shares issued. Also in June 2010 the Company issued 15,000 shares to Josephine Resma in consideration of her services; these shares were valued at a total of $2 which is the rounded total par value of the shares issued.  In June 2012 the Company issued 5,000,000 shares of Common Stock to Howard Behling in consideration of his services; these shares were valued at a total of $500 which is the total par value of the shares issued. No independent evaluation was made of the value of the stock issued or the services rendered in any of these transactions. In each case, the stock issued was valued at $0.0001 per share, which is the par value of the shares.  We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

       -  The issuance involved no underwriter, underwriting discounts or commissions;

       -  We placed restrictive legends on all certificates issued;

       -  No sales were made by general solicitation or advertising;

       -  Sales were made only to accredited investors.

       In connection with the above transactions, we provided the following to the investor:

       -  Access to all our books and records.

       -  Access to all material contracts and documents relating to our operations.

       -  The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

       Stock Splits

We have never authorized a stock split or reverse stock split.

Repurchases

We have never repurchased any shares of our common stock, nor were any repurchases made on our behalf, nor have any future repurchases been authorized.

ITEM 6.

SELECTED FINANCIAL DATA

The following balance sheet data and statement of operations data for the periods ended September 30, 2013 and 2012 were derived from our audited financial statements. Our audited financial statements for those periods and the notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes, and other financial information appearing elsewhere herein.

	Sept 30, 2013	Sept 30, 2012
Statement of Operations Data
Revenues	0	0
Expenses	12,601	0
Net Profit/Loss	2,500	0
Loss per share
Basic & Diluted	0.000	0.000

Balance Sheet Data
Cash	0	0

Total Assets	0	0

Liabilities	0	2,500

Stockholders’ Equity	0	(2,500)

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the periods ended September 30, 2013 and September 30, 2012. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2013 we had no assets and no liabilities and we had an accumulated deficit of $663,449. As of September 30, 2012 we had no assets and no liabilities and we had an accumulated deficit of $665,949. Our only expenses in 2013,  were for professional, general, and administrative expenses which totaled $12,601. In 2012 the Company was dormant and we had no expenses. Our decrease in liabilities from $2,500 in 2012 to $0 in 2013 was the result of debt forgiveness by our sole debt holder who is also a shareholder. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, at least for the next year, and we will continue to depend upon shareholders, officers, and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

RESULTS OF OPERATIONS

     The Company has not yet realized any revenues or earnings from operations. Its website is now operational and it hopes to record its first revenues during the next quarter.

GOING CONCERN.

     The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company does not have cash or other material assets nor does it have any operations or revenues from operations. It is relying on advances from stockholders, officers and directors to meet its limited operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity,

capital expenditures or capital resources that is material to investors.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The Company has no contractual obligations.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that the Company bears no direct market risk. The Company holds no debt or equity securities, no foreign currencies, and has no credit facility. Shareholders of the Company have agreed to extend loans to the Company as needed to meet obligations, however these will be interest free. The Company has not made any sales, purchases, or commitments with foreign entities which would expose it to currency risks.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements appear at the end of this Form 10-K; they consist of:

Reports Of Independent Registered Public Accounting Firms

Balance Sheets

Statement of Operations

Statement of Changes in Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

There have been no disagreements with our accountants and no changes to our accounting and financial disclosure. We have changed our audit firm from Anton & Chia, CPAs to Kenne Ruan, CPA.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report (September 30, 2013). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective such that the material information required to be included in our Securities and Exchange Commission reports was not accumulated and communicated to our management, including our principal executive officer and principal financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our chief executive officer and our chief financial officer we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting to be able to have appropriately designed and operating entity level controls including risk assessment; information and communication; monitoring; and financial reporting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly segregate duties to implement control procedures.

Lack of Audit Committee and Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to assess and address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management has discussed the material weakness noted above with our independent registered public accounting firm. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during its fiscal year that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.     Other Information

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The current members of our board of directors are as follows:

Name of Director

Age

Year First Became a Director

Dean Konstantine

60

Member since 2010

Josephine Resma

38

Member since 2010

Howard Behling

67

Member since 2012

Principal Occupations During at Least the Past Five Years and

Certain Directorships

Dean Konstantine, age 60, has been the President, CEO, and a Director of the Company since it was incorporated and has been involved with the Company since April 2010, approximately two months before it was incorporated. Mr. Konstantine is also the Managing Director of Green Go Solar LLC, a company he formed in 2009 which is engaged in a joint venture with a Chinese based manufacturer of solar panels to import and sell those panels and to develop a 37 megawatt solar photo-voltaic generation plant on

160 acres of Mojave Desert property near Los Angeles. Mr. Konstantine designed and built two websites, deankonstantine.com and solartree.com, both of which provide information on solar power use and industry developments. He is now designing and building clubmedi.co, the Company’s medical tourism website. His experience in website design and construction will be invaluable in the Company’s early stages, saving us the expense of hiring others to do this work. From 2010 to 2011 he was the President, CEO, and a Director of E-Band Media, Inc. a reporting issuer which merged with and changed its name to Annec Green Refractories Corporation. From 2001 to 2009 he was president of Konstantine Enterprises, a development Company building sustainable green buildings with integrated solar photo-voltaic energy generating systems for residential and commercial use. Prior to his work in solar energy he was a deputy sheriff, chief deputy sheriff, and for six years he served as President of the Riverside County Sheriff’s Association, the collective bargaining agent for approximately 2,500 members of the Riverside County Sheriff’s Department. He also served in the U.S. Marine Corps. Mr. Konstantine was chosen as a director for his experience as President and CEO of other public and private companies and because of his experience in designing and building other websites.

Josephine Resma, age 38, has been Secretary, Treasurer, CFO and a Director of the Company since it was incorporated and has been involved with the Company since April 2010, approximately two months before it was incorporated. Ms. Resma holds an accounting degree and has prepared and maintains the Company’s accounting system. She is also a Registered Nurse in the Philippines. She has worked as a nurse at the Cebu City Medical Center since January 2008. From 2010 to 2011 she was the Secretary, Treasurer and a Director of E-Band Media, Inc. a reporting issuer which merged with and changed its name to Annec Green Refractories Corporation. From 2006 until March, 2010 she was also a nursing student at the Asian College of Technology where in March, 2010 she received her Bachelor of Science in Nursing degree. From 2003 to 2006 she was general manager of Metro Cebu Manpower Resources, an employment agency, and from 2000 to 2003 she was chief financial officer of Joyres Manpower Agency, also an employment agency. She previously held administrative and trainee positions at a hotel.  She earned a Bachelor of Science in Accountancy from the University of Cebu in 2000 and her B.S.N. from Asian College of Technology in 2010. We believe that her education and experience in accounting and as a chief financial officer will be invaluable to the Company as a reporting issuer. Ms. Resma was chosen as a director for her experience as Secretary and Treasurer of another public company, her experience as chief financial officer of a private company, and her experience in designing our accounting system.

Howard Behling, age 67, has been Vice President and a Director of the Company since June 15, 2012. Since 2005 Mr. Behling has been, and continues to be, an independent business consultant. Most of his clients have been in the construction or development industries, however for the past year he has also been consulting with healthcare providers in Baja California on medical tourism from the U.S. and has been marketing the Company’s website as an advertising venue for these providers. His work in this area will be invaluable in bringing the Company its first advertisers and revenues. From 2000 to 2005 Mr. Behling was the Chairman and later President of AmeraMex International Inc., an international heavy equipment dealer. From 1997 through 1999 he was an officer and director of Veritec, Inc., an electronic identification company, and from 1989 to 1997 he was President of Hometrend, Inc., a real estate sales business. Between 1972 and 1989 Mr. Behling was employed as a stockbroker, first at E. F. Hutton & Co., then at Prudential Securities, and finally at Merrill Lynch. He earned his B.S. in Business Administration from California State University at Fullerton. Mr. Behling was chosen as a director for his experience as an officer and director of other companies and because of his knowledge of medical providers and potential advertisers in Baja California.

The current executive officers of the Company are as follows:

Name of Officer

Age

Position

Dean Konstantine

60

President and CEO

Josephine Resma

38

Secretary, Treasurer, and CFO

Howard Behling

67

Vice President and CFO

Background information on our executive officers is set forth above under our board of directors.

Code of Ethics.

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we develop a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

Audit Committee.

     Our board of directors has not established an audit committee. In addition, we do not have a compensation committee or executive committee or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors of matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

ITEM 11.      EXECUTIVE COMPENSATION.

        During the year ended September 30, 2013 none of our three Executive Officers received any compensation in any form. Two of our officers and directors received stock as compensation for services in 2010 and our other officer and director received stock as compensation for services in 2012. There are no agreements in place or contemplated at this time to provide cash or stock compensation to our directors or officers in the future. We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers, directors, or employees, and we have no employees at this time.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of September 30, 2013 regarding the beneficial ownership of our common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officers and directors of the Company as a group.

    Name and

Number of

    Address of

Shares

    Beneficial

Beneficially        Percent

    Owner

Owned               of Class

____________________________________________________________________________

Dean Konstantine

10,000,000          62.11%

6845 Indiana Ave.

Riverside CA 92506

Josephine Resma

    15,000           0.09%

12 Tintay’s Place

Talamban Cebu

Philippines

Howard Behling

 5,000,000

       31.05%

1033 B Ave. #101

Coronado, CA 92118

All Officers and

15,015,000          93.26%

Directors as a Group

(three [3] individuals)

The remaining 1,085,000 shares of the Company's outstanding common shares are held by 93 persons, no one of which is known to be the beneficial owner of five percent (5%) or more of the Company’s common shares. There are, as of the date hereof, a total of 16,100,000 common shares issued and outstanding.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND

DIRECTOR INDEPENDENCE

In June, 2010 the president and majority shareholder of the Company, Dean Konstantine, acquired 10,000,000 shares of our stock in exchange for services, and at the same time Josephine Resma, our secretary acquired 15,000 shares of our stock, also in exchange for services. In June, 2012 Howard Behling, our vice president, acquired 5,000,000 shares of our stock, also in exchange for services. These transactions all valued the stock at par value ($0.0001 per share). There were no reportable transactions with related persons during fiscal 2013.

The Company’s three directors are also its three officers. Therefore none of its directors may be considered as independent.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Anton & Chia, CPAs, audited the Company’s financial statements for the year ended September 30, 2012, and Kenne Ruan, CPA audited the Company’s financial statements for the year ended September 30, 2013. The following table sets forth the aggregate fees billed to the Company by Anton & Chia for 2012 and by Kenne Ruan for 2013:

2013

2012

Audit fees, including the audit of the Company’s

annual financial statements and fees related to

reviews of quarterly financial statements, consents

and review of registration statements

             $4,900

      $1,500

Tax fees and tax related fees

   0

   0

All other fees for other services

   0

   0

The Board of Directors acts as the Audit Committee. The Board pre-approves the engagement of accountants to render all audit services for the Company, as well as any changes to the terms of the engagement. The Board will also pre-approve all non-audit related services proposed to be provided by the Company’s independent registered public accounting firm. The Board reviews the terms of the engagement, a description of the engagement and a budget for the engagement.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

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

101    The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2013 and September 30, 2012, (ii) Statement of Operations for the years ended September 30, 2013 and 2012, (iii) Statement of Changes in Stockholders’ Equity since Inception, (iv) Statement of Cash Flows for the years ended September 30, 2013 and 2012, and (v) Notes to Financial Statements.

///

///

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Nevada Health Scan, Inc., the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 27, 2013

  NEVADA HEALTH SCAN, INC.

                                   By: /s/ Dean Konstantine

                                       _________________________________

                                       Dean Konstantine

                                       President, CEO, and Director

                                   By: /s/ Howard Behling

                                       _________________________________

                                       Howard Behling

                                       Vice President, CFO, and Director

  By: /s/ Josephine Resma

                                       _________________________________

                                       Josephine Resma

                                       Secretary, Treasurer, and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

 Nevada Health Scan, Inc.

 (A Development Stage Company)

We have audited the accompanying balance sheet of Nevada Health Scan, Inc. (a development stage company)  (the “Company”) as of September 30, 2013, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and the period from June 25, 2010 (inception) through September 30, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from June 25, 2010 (inception) through September 30, 2012 were audited by other auditors whose reports expressed unqualified opinions on those statements. Our opinion on the statements of operations, stockholders’ deficit and cash flows for the period from June 25, 2010 (inception) through September 30,  2013, insofar as it relates to amounts for prior periods through September 30, 2012, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nevada Health Scan, Inc. as of September 30, 2013, and the results of its operations and its cash flows for the year then ended and for the period from June 25, 2010 (inception) through September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Nevada Health Scan Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, Nevada Health Scan Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

December 24, 2013

ANTON

   & CHIA

CERTIFIED PUBLIC ACOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

Nevada Health Scan, Inc.:

We have audited the accompanying balance sheets of Nevada Health Scan, Inc. (a development stage company) (the “Company”) as of September 30, 2012 and 2011, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and for the period from June 25, 2010 (Inception) through September 30, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of Nevada Health Scan, Inc. as of September 30, 2012 and 2011, and the results of its operations and cash flows for the years then ended and for the period from June 25, 2010 (Inception) through September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred an accumulated deficit of $665,949 from inception to September 30, 2012.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to this matter are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

November 20, 2012

NEVADA HEALTH SCAN, INC.
(A Development Stage Company)
BALANCE SHEET

ASSETS	September 30, 2013
		September 30, 2012

Current assets
Cash	$ -	$ -
Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Related party payables		$ 2,500

Total liabilities	-	2,500

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 16,100,000 shares issued and outstanding	1,610	1,610
Additional paid-in capital	661,839	661,839
Accumulated deficit	(663,449)	(665,949)

Total stockholders' deficit	-	(2,500)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

Nevada Health Scan, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS

	For the year ended September 30, 2013	For the year ended September 30, 2012	For the period from June 25, 2010 (Inception) to September 30, 2013

Revenue	$ -	$ -	$ -

Total revenue	-	-	-
Operating expenses	12,601	-	678,550

Loss before income tax	(12,601)	-	(678,550)

Other income & expenses
Debt foregiveness	15,101	-	15,101
Income taxes	-	-	-
Net Profit (loss)	2,500	-	$ (663,449)

Profit/Loss per share - basic and diluted	0.000	-

Weighted average shares - basic and diluted	16,100,000	12,565,753

NEVADA HEALTH SCAN, INC.
A Development Stage Company
STATEMENT OF SHAREHOLDERS' DEFICIT

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	In Capital	deficit	Equity
Balance, June 25, 2010 (Date of Inception)	-	-	-	-	-
Common stock isssued per court order	1,085,000	108	118,190	-	118,298
Warrants issued per court order	-	-	545,151	-	545,151
Common stock issued to officers	10,015,000	1,002	(1,002)	-	-
Net loss				(663,449)	(663,449)
Balance September 30, 2010	11,100,000	$ 1,110	662,339	(663,449)	-
Net loss	-	-	-	(2,500)	(2,500)
Balance, September 30, 2011	11,100,000	1,110	662,339	(665,949)	(2,500)
Common stock issued to officers	5,000,000	500	(500)	-	-
Net loss	-	-	-	-	-
Balance, September 30, 2012	16,100,000	1,610	661,839	(665,949)	(2,500)
Net Profit	-	-	-	2,500	2,500
Balance, September 30, 2013	16,100,000	1,610	661,839	(663,449)	-

NEVADA HEALTH SCAN, INC.
A Development Stage Company
STATEMENT OF CASH FLOWS

	For the Year Ended September 30, 2013	For the Year Ended September 30, 2012	For the period from June 25, 2010 (Inception) to September 30, 2013
OPERATING ACTIVITIES
Net loss	$ (12,601)	$ -	$ (678,550)
Adjustment to reconcile net income to cash flows provided by operating activities:
Common stock issued per court order	-	-	118,298
Warrants issued per court order	-	-	545,151
Changes in operating assets and liabilities
Accrued liabilities	-	-	-
Decrease in payables for debt forgiveness	15,101	-	15,101
Net cash used in operating activities	2,500	-	-
FINANCING ACTIVITIES
Proceeds of loans from related parties	-	-	2,500
Common stock Issuance for officers and court order	-	-
Discount on common stock	-
Net cash used in financing activities	-	-	2,500
Net change in cash	2,500	-	2,500
Cash at beginning of period	-	-	-
Cash at end of period	$ 2,500	$ -	$ 2,500

Supplemental disclosure of cash flow information:
Issuance of common stock to officers at discount	-	500

NEVADA HEALTH SCAN, INC.

 (A Development Stage Company)

Notes to Financial Statements

September 30, 2013

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Nevada Health Scan, Inc. (“the Company” or “the Issuer”) was organized under the laws of the State of Delaware on June 25, 2010. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. (“AP”). Under AP’s Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and own any interest which AP had in the development of an MRI scanning facility (AP never had a financial interest, merely a business plan); and (2) issue shares of its common stock to AP’s general unsecured creditors, to its administrative creditors, and to its shareholders.

On June 15, 2012 the Company resolved to enter the medical tourism business. It has established “Club Medi.co” as its DBA and is in the process of developing a website called www.clubmedi.co where it will sell advertising to physicians, dentists, clinics, and hospitals outside the United States. The Company’s initial focus is on healthcare provided in Mexico and especially in the Mexican state of Baja California which borders San Diego. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   BASIS OF PRESENTATION

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included.

b.   LOSS PER SHARE

The Company computes net loss per share in accordance with the FASB Accounting Standards Codification (“ASC”). The ASC specifies the computation, presentation and disclosure requirements for loss per share for entities with publicly held common stock.

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

d. CASH and CASH EQUIVALENT

For the Balance Sheet and Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company has no cash equivalents as of September 30, 2013 and 2012.

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

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. Related parties have committed to advancing certain operating costs of the Company.

NOTE 4. STOCKHOLDERS' EQUITY COMMON STOCK

The authorized share capital of the Company consists of 100,000,000 shares of common stock with $0.0001 par value, and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK:  As of September 30, 2013, there were a total of 16,100,000 common shares issued and outstanding.

The Company’s first issuance of common stock, totaling 1,085,000 shares, took place on June 25, 2010 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. (“AP”). The Court ordered the distribution of shares in Nevada Health Scan, Inc. to all general unsecured creditors of AP, with these creditors to receive their pro rata share (according to amount of debt held) of a pool of 80,000 shares in the Company. The Court also ordered the distribution of shares in the Company to all shareholders of AP, with these shareholders to receive their pro rata share (according to number of shares held) of a pool of 5,000 shares in the Company. The Court also ordered the distribution of shares in the Company to all administrative creditors of AP, with these creditors to receive one share of common stock in the Company for each $0.10 of AP’s administrative debt which they held.  The value of these shares was calculated by the intrinsic value. AP has a total claim of $ 743,449 by the unsecured creditors and $80,000 cash were settled at the date of liquidation. The remaining claims were settled by the issuance of common stock and warrants issued per court order. The

Company allocates the remaining claims of $663,449 to the common stock and warrants issued.

The Court also ordered the distribution of five million warrants in the Company to all administrative creditors of AP, with these creditors to receive five warrants in the Company for each $0.10 of AP’s administrative debt which they held. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $5.00. All warrants are exercisable at any time prior to January 4, 2014. This warrant distribution also took place on June 25, 2010.

Also on June 25, 2010 the Company issued a total of 10,015,000 common shares to two officers and directors as founders share and it is recorded as a discount to common stock.

On June 15, 2012 the Company issued a total of 5,000,000 common shares to an officer and director as founder shares and it is recorded as a discount to common stock.

As a result of these issuances there were a total 16,100,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at September 30, 2013.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of September 30, 2013 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

NOTE 5. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on June 25, 2010.

NOTE 6. RELATED PARTY TRANSACTIONS

As set forth in Note 4 above, on June 15, 2012 a total of 5,000,000 common shares were issued to the Company's Vice President as founder shares. Also as set forth in Note 4, on June 25, 2010 a total of 10,015,000 common shares were issued to the Company’s President and Secretary as founder shares.

During the year ended September 30, 2013, a related party advanced $12,601 in multiple transactions to cover various expenses; these advances were non-interest bearing and were due on demand; the debts resulting from these cash advances were subsequently forgiven. During the year ended September 30, 2011, a related party advanced $2,500 to cover various expenses; this cash advance was also non-interest bearing and was due on demand; the debt resulting from this cash advance was also forgiven during the year ended September 30, 2013.

The Company neither owns nor leases any real or personal property.

NOTE 7. WARRANTS

On June 25, 2010 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company’s common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. (“AP”) to the administrative creditors of AP. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $5.00. All warrants are currently exercisable. They were originally due to expire on January 4, 2014, however on December 27, 2013 the Board of Directors voted to extend them for one year to January 4, 2015.

The value of these warrants was calculated by the intrinsic value. AP has a total claim of $ 743,449 by the unsecured creditors and $80,000 cash were settled at the date of liquidation. The remaining claims were settled by the issuance of common stock and warrants issued per court order. The Company allocated the remaining claims of $663,449 to the common stock and warrants issued.

NOTE 8. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended September 30, 2013.

NOTE 9.  SUBSEQUENT EVENTS

The warrants described in Note 8 above were originally due to expire on January 4, 2014, however on December 27, 2013 the Board of Directors voted to extend them for one year to January 4, 2015.