Form 10-Q/A
period 2012-12-31
Nevada Health Scan, Inc.
filed 2014-01-21
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

AMENDMENT NO. 1

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

ITEM 1.  FINANCIAL STATEMENTS

We are amending these un-audited quarterly financial statements for the period ended December 31, 2012, because they were not reviewed by an independent registered public accountant in accordance with generally accepted audit standards of the Public Company Accounting Oversight Board (Unites States), when they were originally filed. The financial statements filed herein, and accompanying notes, have been reviewed by the Company’s independent registered public accountant.

The reviewed financial statements immediately follow.

NEVADA HEALTH SCAN, INC.
(A Development Stage Company)
BALANCE SHEETS
	As of	As of
	Dec. 31, 2012	Sept. 30, 2012
ASSETS	(Unaudited)	(Audited)

Current Assets	$ -	$ -
--------	--------	--------
Total Assets	$ -	$ -

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities
Accounts Payable	$ 295	$ -
Related Party Payable	$ 4,000	$ 2,500
--------	--------	--------
Total Liabilities	$ 4,295	$ 2,500

Stockholders' Deficit

Preferred stock, $.0001 par value,
20,000,000 shares authorized, none
issued and outstanding	$ -	$ -

Common stock, $.0001 par value,
100,000,000 shares authorized,
16,100,000shares issued and
outstanding as of 9/30/2012
and 16,100,000 issued and
outstanding as of 12/31/2012	$ 1,610	$ 1,610

Additional paid in capital	$ 661,839	$ 661,839

Deficit accumulated during
the development stage	$ (667,744)	$ (665,949)
	--------	--------
Total Shareholders' Deficit	$ (4,295)	$ (2,500)
	--------	--------
TOTAL LIABILITIES & STOCKHOLDERS’ Deficit	$ -	$ -
	========	========

NEVADA HEALTH SCAN, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
From Inception
June 25, 2010
	3 Months Ended		through
	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012

Revenue	$ -	$ -	$ -
--------	--------	--------	--------
Total Revenue	$ -	$ -	$ -

Operating Expenses	$ 1,795	$ 2,500	$ 667,744
--------	--------	--------	--------
Loss Before Income Tax	$ (1,795)	$ (2,500)	$ (667,744)

Other Income and Expense

Debt Forgiveness	$ -	$ -	$ -

Income Taxes	$ -	$ -	$ -
	--------	--------	--------
Total Other Income & Expense	$ -	$ -	$ -
	--------	--------	--------
Net Loss	$ (1,795)	$ (2,500)	$ (667,744)
========	========	========	========
Basic and Diluted
Loss per Share	(0.000)	(0.000)
--------	--------	--------
Weighted Average Number
of Common Shares Outstanding	16,100,000	11,100,000

NEVADA HEALTH SCAN, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
From Inception
June 25, 2010
	3 Months Ended		through
	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012
Operating Activities:

Net Loss	$ (1,795)	$ -	$ (667,744)
Adjustment to Reconcile net income to cash
flows provided by operating activities
Common Stock issued per court order	$ -	$ -	$ 118,298
Warrants issued per court order	$ -	$ -	$ 545,151
Changes in operating assets & liabilities
Accrued liabilities	$ 295	$ -	$ 295
Decrease in payable for debt forgiveness	$ -	$ -	$ -
--------------------------------------------	----------------	----------------	----------------
Net Cash used in operating activities	$ (1,500)	$ -	$ (4,000)

Financing Activities:

Proceeds of loan from related party	$ 1,500	$ -	$ 4,000
Common stock issued	$ -	$ -	$ -
Discount on common stock	$ -	$ -	$ -
--------------------------------------------	----------------	----------------	----------------
Net cash provided by financing activities	$ 1,500	$ -	$ 4,000
--------------------------------------------	----------------	----------------	----------------
Cash, period increase (decrease)	$ -	$ -	$ -
Cash, beginning period	$ -	$ -	$ -
--------------------------------------------	----------------	----------------	----------------
Cash, ending period	$ -	$ -	$ -

NEVADA HEALTH SCAN, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

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

As a result of these  issuances  there  were a total  16,100,000  common  shares issued and  outstanding,  and a total of  5,000,000  warrants to acquire  common shares issued and outstanding, at December 31, 2012 and also at January 17, 2014.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred  stock with $0.0001 par value. As of December 31, 2012 and also as of January 17, 2014 no shares of  preferred  stock  had been  issued  and no shares of  preferred  stock  were outstanding.

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

During the year ended September 31,  2011,  an officer of the  Company  advanced $2,500  to  cover  certain  expenses;  during the quarter ended December 31, 2012,  an officer of the  Company  advanced an additional $1,500  to  cover  certain  expenses. As a result the total due a related party at December 31, 2012 was $4,000. These  cash  advances were evidenced  by a non-interest bearing Note, due on demand.

The Company neither owns nor leases any real or personal property.

NOTE 7. WARRANTS

On June 25, 2010 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company's common stock.  These warrants were issued per order of the U.S.  Bankruptcy Court in the matter of AP Corporate Services, Inc. ("AP") to the administrative creditors of AP. These creditors received an aggregate  of 5,000,000  warrants  consisting  of  1,000,000  "A Warrants"  each convertible  into one  share of  common  stock at an  exercise  price of  $1.00; 1,000,000 "B  Warrants"  each  convertible  into one share of common stock at an exercise price of $2.00;  1,000,000 "C Warrants" each convertible into one share of common  stock at an exercise  price of $3.00;  1,000,000  "D  Warrants"  each convertible  into one share of common stock at an exercise  price of $4.00;  and 1,000,000 "E  Warrants"  each  convertible  into one share of common stock at an exercise  price of $5.00.  All warrants were originally exercisable  at any time prior to January 4, 2014, however on December 27, 2013 the Board of Directors voted to extend them by one year to January 4, 2015. As of the date of this report, no warrants have been exercised.

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

NOTE 9. SUBSEQUENT EVENTS

The warrants described in Note 7 above were originally due to expire on January 4, 2014, however on December 27, 2013 the Board of Directors voted to extend them for one year to January 4, 2015.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of both December 31, 2012 and December 31, 2011 we had no cash and no other assets. As of December 31, 2012 we had liabilities of $4,295 owed to an officer who advanced this sum to cover certain costs incurred by the Company, and we also had an accumulated shareholders’ deficit of $4,295. As of December 31, 2011 we had liabilities of $2,500 owed to an officer who advanced this sum to cover certain costs incurred by the Company, and we also had an accumulated shareholders’ deficit of $2,500. As of September 30, 2012, our last audit date, we also had no assets, liabilities of $2,500, and a shareholders’ deficit of $2,500. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, until the first advertising sales are generated for our medical tourism website.

     We are dependent upon our officers and shareholders to meet any expenses that may occur. They have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers or shareholders of the Company when the obligation is incurred. All advances are interest-free and due on demand.

RESULTS OF OPERATIONS

     The Company is currently designing and building its website. The website will be devoted to information on travel for healthcare to northern Baja California, Mexico and will feature paid advertising by physicians, dentists, hospitals, and clinics. The Company hopes to have the website operational in the near future. There were no revenues during the quarter ending December 31, 2012. Expenses during the quarter ending December 31, 2012 totaled $1,795. All funds to meet these expenses were advanced by a shareholder as interest free loans, due on demand.

GOING CONCERN.

     The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has no cash and no other material assets and it has no operations or revenues from operations. It is relying on advances from officers and shareholders to meet its limited operating expenses.

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

Date: January 16, 2014             NEVADA HEALTH SCAN, INC.

                                   By: /s/ Dean Konstantine

                                       _________________________________

                                       Dean Konstantine

                                       President, CEO and Director

                                   By: /s/ Howard Behling

                                       _________________________________

                                       Howard Behling

                                       CFO and Director