Form 10-Q/A
period 2013-06-30
Nevada Health Scan, Inc.
filed 2014-01-22
CIK 1508348

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

ITEM 1.  FINANCIAL STATEMENTS

We are amending these un-audited quarterly financial statements for the period ended June 30, 2013, because they were not reviewed by an independent registered public accountant in accordance with generally accepted audit standards of the Public Company Accounting Oversight Board (Unites States), when they were originally filed. The financial statements filed herein, and accompanying notes, have been reviewed by the Company’s independent registered public accountant.

The reviewed financial statements immediately follow.

NEVADA HEALTH SCAN, INC.
(A Development Stage Company)
BALANCE SHEETS
	As of	As of
	June 30, 2013	Sept. 30, 2012
ASSETS	(Unaudited)	(Audited)

Current Assets	$ -	$ -
--------	--------	--------
Total Assets	$ -	$ -

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities
Related Party Payable	$ 11,130	$ 2,500
--------	--------	--------
Total Liabilities	$ 11,130	$ 2,500

Stockholders' Deficit

Preferred stock, $.0001 par value,
20,000,000 shares authorized, none
issued and outstanding	$ -	$ -

Common stock, $.0001 par value,
100,000,000 shares authorized,
16,100,000shares issued and
outstanding as of 9/30/2012
and 16,100,000 issued and
outstanding as of 6/30/2013	$ 1,610	$ 1,610

Additional paid in capital	$ 661,839	$ 661,839

Deficit accumulated during
the development stage	$ (674,579)	$ (665,949)
	--------	--------
Total Shareholders' Deficit	$ (11,130)	$ (2,500)
	--------	--------
TOTAL LIABILITIES & STOCKHOLDERS’ Deficit	$ -	$ -
	========	========

NEVADA HEALTH SCAN, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
From Inception
June 25, 2010
	3 Months Ended		9 Months Ended		through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$ -	$ -	$ -	$ -	$ -
--------	--------	--------	--------	--------	--------
Total Revenue	$ -	$ -	$ -	$ -	$ -

Operating Expenses	$ 5,750	$ -	$ 8,630	$ -	$ 674,579
--------	--------	--------	--------	--------	--------
Loss Before Income Tax	$ (5,750)	$ -	$ (8,630)	$ -	$ (674,579)

Other Income and Expense

Debt Forgiveness	$ -	$ -	$ -	$ -	$ -

Income Taxes	$ -	$ -	$ -	$ -	$ -
	--------	--------	--------	--------	--------
Total Other Income & Expense	$ -	$ -	$ -	$ -	$ -
	--------	--------	--------	--------	--------
Net Loss	$ (5,750)	$ -	$ (8,630)	$ -	$ (674,579)
========	========	========	========	========	========

Basic and Diluted
Loss per Share	(0.000)	-	(0.001)	-
--------	--------	--------	--------	--------
Weighted Average Number
of Common Shares Outstanding	16,100,000	11,305,479	16,100,000	11,305,479

NEVADA HEALTH SCAN, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
From Inception
June 25, 2010
	3 Months Ended		9 Months Ended		through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Operating Activities:

Net Loss	$ (5,750)	$ -	$ (8,630)	$ -	$ (674,579)
Adjustment to Reconcile net income to cash
flows provided by operating activities
Common Stock issued per court order	$ -	$ -	$ -	$ -	$ 118,298
Warrants issued per court order	$ -	$ -	$ -	$ -	$ 545,151
Changes in operating assets & liabilities
Accrued liabilities	$ -	$ -	$ -	$ -	$ -
Decrease in payable for debt forgiveness	$ -		$ -		$ -
------------------------	----------------	----------------	----------------	----------------	----------------
Net Cash used in operating activities	$ (5,750)	$ -	$ (8,630)	$ -	$ (11,130)

Financing Activities:

Proceeds of loan from related party	$ 5,750	$ -	$ 8,630	$ -	$ 11,130
Common stock issued to officers	$ -	$ 500	$ -	$ -	$ 1,610
Discount on common stock	$ -	$ (500)	$ -	$ -	$ (1,610)
------------------------	----------------	----------------	----------------	----------------	----------------
Net cash provided by financing activities	$ 5,750	$ -	$ 8,630	$ -	$ 11,130
------------------------	----------------	----------------	----------------	----------------	----------------
Cash, period increase (decrease)	$ -	$ -	$ -	$ -	$ -

Cash, beginning period	$ -	$ -	$ -	$ -	$ -
------------------------	----------------	----------------	----------------	----------------	----------------
Cash, ending period	$ -	$ -	$ -	$ -	$ -

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

d. CASH and CASH EQUIVALENT

For  the  Balance  Sheet  and  Statements  of  Cash  Flows,  all  highly  liquid investments  with  maturity of three  months or less are  considered  to be cash equivalents.  The Company has no cash  equivalents  as of June 30, 2013 and 2012.

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

During the year ended September 31,  2011,  a shareholder  of the  Company  advanced $2,500  to  cover  certain  expenses;  during the nine months ended June 30, 2013,  an officer of the  Company  advanced an additional $8,630  to  cover  certain  expenses. As a result the total due a related party at June 30, 2013 was $11,130. These cash  advances were evidenced  by a non-interest bearing Note, due on demand.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of both June 30, 2013 and June 30, 2012 we had no cash and no other assets. As of June 30, 2013 we had liabilities of $11,130 owed to an officer who advanced this sum to cover certain costs incurred by the Company, and we also had an accumulated shareholders’ deficit of $11,130. As of June 30, 2012 we had liabilities of $2,500 owed to an officer who advanced this sum to cover certain costs incurred by the Company, and we also had an accumulated shareholders’ deficit of $2,500. As of September 30, 2012, our last audit date, we also had no assets, liabilities of $2,500, and a shareholders’ deficit of $2,500. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, until the first advertising sales are generated for our medical tourism website.

We are dependent upon our officers and shareholders to meet any expenses that may occur. They have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers or shareholders of the Company when the obligation is incurred. All advances are interest-free and due on demand.

RESULTS OF OPERATIONS

     The Company is currently designing and building its website. The website will be devoted to information on travel for healthcare to northern Baja California, Mexico and will feature paid advertising by physicians, dentists, hospitals, and clinics. The Company hopes to have the website operational in the near future. There were no revenues during the quarter ending June 30, 2013. Expenses during the quarter ending June 30, 2013 totaled $5,750. All funds to meet these expenses were advanced by a shareholder as interest free loans, due on demand.

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