Form 10-Q
period 2013-12-31
Nevada Health Scan, Inc.
filed 2014-02-19
CIK 1508348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2013

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from ______________ to ______________

Commission File Number:    000-54231

NEVADA HEALTH SCAN, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	27-4336843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Larimer, Ste. 264
Denver, CO 80202
 (Address of principal executive offices, including Zip Code)

___________________________________
(Issuer’s telephone number, including area code)

____________________________________________
(Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,100,000 shares of common stock as of February 14, 2014.

Nevada Health Scan, Inc.
Condensed Balance Sheets
(A Development Stage Company)

	Unaudited	Audited
	December 31,	September 30,
	2013	2013

ASSETS

Current Assets:
Cash and cash equivalents	$-	$-
Total Current Assets	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$200	$-
Related party payables	5,500	-
TOTAL LIABILITIES	5,700	-

SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value per share;
Authorized 20,000,000 Shares; Issued
and outstanding -0- shares.	-	-
Common Stock, $0.0001 per share;
Authorized 100,000,000 Shares; Issued and
outstanding 16,100,000 and 16,100,000 at
December 31, 2013 and September 30, 2013
respectively	1,610	1,610
Capital paid in excess of par value	661,839	661,839
(Deficit) accumulated during the development stage	(669,149)	(663,449)
TOTAL SHAREHOLDERS' (Deficit)	(5,700)	0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$0	$0

See Accompanying Notes To These Condensed Financial Statements.

Nevada Health Scan, Inc.
Unaudited Condensed Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited	Unaudited
	3 Months	3 Months	June 25, 2010
	Ended	Ended	(inception) through
	December 31,	December 31,	December 31,
	2013	2012	2013

Revenue:	$-	$-	$-

General & Administrative Expenses
Accounting	4,900	-	6,400
Office	200	-	8,080
Stock transfer fee	600	-	3,821
Other general and administrative	-	1,795	665,949
Total general and administrative	5,700	1,795	684,250

(Loss) from operations	(5,700)	(1,795)	(684,250)

Other income - Debt forgiveness	-	-	15,101

Net (loss)	$(5,700)	$(1,795)	$(669,149)

Basic and diluted (Loss) per common share	$0.00	$0.00

Weighted Average Common Shares Outstanding	16,100,000	16,100,000

See Accompanying Notes To These Condensed Financial Statements.

Nevada Health Scan, Inc.
(A Development Stage Company)
Unaudited Condensed Statement of Shareholders' Equity

				Deficit accumulated
	Number Of		Capital Paid	During the
	Common	Common	in Excess	development
	Shares Issued	Stock	of Par Value	stage	Total

Balance at June 25, 2010 (Inception)	-	$-	$-	$-	$-

Common stock issued per court order	1,085,000	108	118,190		118,298

Warrants issued per court order	-	-	545,151		545,151

Common stock issued to officers	10,015,000	1,002	(1,002)		-

Net (Loss)				(663,449)	(663,449)
Balance at September 30, 2010	11,100,000	$1,110	$662,339	$(663,449)	$-

Net (Loss)				(2,500)	(2,500)
Balance at September 30, 2011	11,100,000	$1,110	$662,339	$(665,949)	$(2,500)

Common stock issued to officers	5,000,000	500	(500)		-

Net profit (loss)				-	-

Balance at September 30, 2012	16,100,000	$1,610	$661,839	$(665,949)	$(2,500)

Net profit				2,500	2,500
Balance at September 30, 2013	16,100,000	$1,610	$661,839	$(663,449)	$-

Net (Loss)	-	-	-	(5,700)	(5,700)
Balance at December 31, 2013 (Unaudited)	16,100,000	$1,610	$661,839	$(669,149)	$(5,700)

See Accompanying Notes To These Condensed Financial Statements.

Nevada Health Scan, Inc.
Unaudited Condensed Statement Of Cash Flows
(A Development Stage Company)

	Unaudited	Unaudited	Unaudited
	3 Months	3 Months	June 25,
	Ended	Ended	2010 (inception)
	December 31,	December 31,	through December 31,
	2013	2012	2013

Cash Flows From Operating Activities:
Net (Loss)	$(5,700)	$(1,795)	$(669,149)
Adjustments to reconcile net loss to net cash used in
operating activities:
Gain on debt forgiveness			(15,101)
Common stock issued per court order	-	-	118,298
Warrants issued per court order	-	-	545,151
Increase (Decrease) in Accounts Payable	200	295	200

Net Cash Flows (used) in operations	(5,500)	(1,500)	(20,601)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:
Proceed of loans from related parties	5,500	1,500	20,601

Net Cash Flows provided by financing activities	5,500	1,500	20,601

Net Increase (Decrease) In Cash and cash equivalents	0	0	0
Cash and cash equivalents at beginning of period	-	-	-

Cash and cash equivalents at end of period	$0	$0	$0

Supplementary Disclosure Of Cash Flow Information:

Common stock issued at discount to officers	$-	$-	$1,502
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Condensed Financial Statements.

NEVADA HEALTH SCAN, INC.
 (A Development Stage Company)
Notes To Unaudited Condensed Financial Statements
For the three-month period ended December 31, 2013

NOTE 1.     NATURE AND BACKGROUND OF BUSINESS

Nevada Health Scan, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on June 25, 2010. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. ("AP"). Under AP's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and own any interest which AP had in the development of an MRI scanning facility; and (2) issue shares of its common stock to AP's general unsecured creditors, to its administrative creditors, and to its shareholders. See Note 4 to these financial statements for more information.

Since the Company lacked the resources to effectively develop an MRI facility, in June, 2012 the Company decided to promote medical tourism by providing information on a website for those seeking to travel abroad for healthcare services. The Company planned to generate revenue by selling advertising to healthcare providers and related businesses including hotels and travel agencies.

In September 2013 the Company abandoned its business plan relating to promoting medical tourism.

On January 17, 2014, a privately held limited liability company acquired approximately 93% of the Company’s outstanding shares of common stock from several of the Company’s shareholders which resulted in a change in control of the Company.

The Company’s new business plan is to offer a comprehensive, turnkey package of services that includes consulting, design, construction and financing to approved and licensed marijuana operators throughout the United States and worldwide.  The Company’s business plan is based on the anticipated growth of the regulated marijuana market in the United States and worldwide.

NEVADA HEALTH SCAN, INC.
 (A Development Stage Company)
Notes To Unaudited Condensed Financial Statements
For the three-month period ended December 31, 2013

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

a.     BASIS OF PRESENTATION

The condensed balance sheet as of September 30, 2013 has been derived from audited financial statements in which the independent accountants’ report on the audited statements contained a going concern explanatory paragraph.

The financial statements as of December 31, 2013 and for the three months ended December 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2013 included on Form 10-K/filed with the Securities and Exchange Commission on December 30, 2013.

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

NEVADA HEALTH SCAN, INC.
 (A Development Stage Company)
Notes To Unaudited Condensed Financial Statements
For the three-month period ended December 31, 2013

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

d.     CASH and CASH EQUIVALENTS

For  the  Balance  Sheet  and  Statements  of  Cash  Flows,  all  highly  liquid investments  with  maturity of three  months or less are  considered  to be cash equivalents.  The Company did not have any cash  equivalents  as of December 31, 2013 and September 30, 2013.

e.     DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by ASC section 915-10-20. Although the Company’s planned principal operations have commenced it is still devoting substantially all of its efforts on establishing the business. All losses accumulated since inception has been considered as part of the Company's development stage activities.

f.     IMPACT OF NEW ACCOUNTING STANDARDS

The  Company  does  not  expect  the  adoption  of  recently  issued  accounting pronouncements  to  have a  significant  impact  on  the  Company's  results  of operations, financial position, or cash flow.

NOTE 3.     GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently,  the Company does not have  any  cash or other assets,  nor does it have  operations  or a source of  revenue sufficient  to cover its  operating  costs and allow it to  continue  as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NEVADA HEALTH SCAN, INC.
 (A Development Stage Company)
Notes To Unaudited Condensed Financial Statements
For the three-month period ended December 31, 2013

NOTE 4.     STOCKHOLDERS' EQUITY

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

On December 27, 2013, the Company extended the maturity date of the warrants to January 4, 2015. The estimated fair market value of these warrants as a result of the extension was deminimus.  As a result, the extension had no material impact on the Company’s results of operations and the Company not record any additional expense.

NEVADA HEALTH SCAN, INC.
 (A Development Stage Company)
Notes To Unaudited Condensed Financial Statements
For the three-month period ended December 31, 2013

On June 15, 2012 the Company  issued 5,000,000 common  shares to an officer  and director.

On June 25, 2010 the Company issued 10,015,000 common shares to two officers and directors.

As a result of these  issuances  there  were a total  16,100,000  common  shares issued and outstanding,  and a total of  5,000,000  warrants to acquire  common shares issued and outstanding, at December 31, 2013.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred  stock. As of December 31, 2013 no shares of  preferred  stock  had been  issued.

NOTE 5.     INCOME TAXES

The Company has not had any business activity and has not made any U.S. federal income tax provision since its inception on June 25, 2010.

NOTE 6.     RELATED PARTY TRANSACTIONS

On June 15, 2012 5,000,000 common shares were issued to the Company's Vice President as founder shares.  On June 25, 2010 a total of 10,015,000 common shares were issued to the Company's President and Secretary as founder shares.

During the three-month period ended December 31, 2013 and 2012,  the  President  of the  Company advanced $5,500 and $1,500, respectively,  to  cover  certain  expenses.  These cash advances were evidenced by a non-interest bearing note.

The Company neither owns nor leases any real or personal property.  The Vice President of the Company has provided office space and services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

NOTE 7.     WARRANTS

On June 25, 2010 (inception), the Company issued 5,000,000 warrants. Each warrant allows the holder to purchase one share of the Company’s common stock.  All warrants were to expire on January 4, 2014.  The terms of these warrants are shown below.

NEVADA HEALTH SCAN, INC.
 (A Development Stage Company)
Notes To Unaudited Financial Statements
For the three-month period ended December 31, 2013

	Shares Issuable Upon
Series	Exercise of Warrants	Exercise Price

A	1,000,000	$1.00
B	1,000,000	$2.00
C	1,000,000	$3.00
D	1,000,000	$4.00
E	1,000,000	$5.00

On December 27, 2013, the Company extended the maturity date of the warrants to January 4, 2015. The estimated fair market value before and after this modification resulted in a deminimus estimated fair market value. As a result, the modification did not have a material impact on the Company’s operations and the Company did not record any additional expense.

NOTE 8.     COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended December 31, 2013.

NOTE 9.     SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 18, 2014, the date the financial statements were available to be issued.

On January 17, 2014, Strategic Capital Partners, LLC ("SCP") acquired 14,950,000 shares of the Company's outstanding common stock, as well as warrants to purchase 5,000,000 shares of the Company's common stock from several private parties.  As a result of the acquisition, SCP owns approximately 93% of the Company's common stock which resulted in a change of control of the Company.

In connection with the acquisition:

●	Benjamin J. Barton, the owner of SCP, was appointed as the Company’s Principal Financial and Accounting Officer and as a director of the Company; and
●	Dean Konstantine, Josephine Resma and Howard Behling resigned as officers and directors of the Company.

On January 22, 2014 Jay Czarkowski was appointed as the Company’s Chief Executive Officer and as a director.

NEVADA HEALTH SCAN, INC.
 (A Development Stage Company)
Notes To Unaudited Financial Statements
For the three-month period ended December 31, 2013

The Company entered into an employment agreement with Mr. Czarkowski effective January 22, 2014.  The agreement has an initial term of two years and provides that the Company will pay Mr. Czarkowski $12,000 per month during the term of the agreement.  Pursuant to the employment agreement, Strategic Capital Partners, LLC, the Company’s largest shareholder, sold 2,000,000 shares of the Company’s common stock to Mr. Czarkowski at a price of $0.02 per share.

Of these 2,000,000 shares, 1,000,000 shares are subject to certain vesting requirements.

Number of shares	Vesting Date

400,000	7/22/2014
300,000	1/22/2015
300,000	7/22/2015

The Company also granted Mr. Czarkowski options to purchase up to 1,200,000 shares of the Company’s common stock.  The terms of the options are shown below.

Shares Issuable
Upon Exercise	Option
of Option	Exercise Price	Vesting Date (1)	Expiration Date

800,000	$8.00	1/22/2015	1/22/2018

400,000	$12.00	7/22/2015	1/22/2018

(1)	Options are subject to certain vesting requirements.

No later than March 22, 2014, which may be extended by an additional 30 days by mutual agreement of the parties, the Company may acquire a firm named Canna, LLC (d/b/a Canna Advisors) from Mr. Czarkowski.  Canna Advisors, which is owned by Mr. Czarkowski, provides consulting services for the regulated marijuana industry.  The acquisition terms will be mutually agreed upon by the parties.

NEVADA HEALTH SCAN, INC.
 (A Development Stage Company)
Notes To Unaudited Financial Statements
For the three-month period ended December 31, 2013

The Company plans to change its name to Americann, Inc. The Company’s new business plan is based on the anticipated growth of the regulated marijuana market in the United States and worldwide.

The Company plans to offer a comprehensive, turnkey package of services that includes consulting, design, construction and financing to approved and licensed marijuana operators throughout the United States and worldwide.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operation

BUSINESS AND PLAN OF OPERATION

Nevada Health Scan, Inc. (the "Company"), was incorporated on June 25, 2010 under the laws of the State of Delaware. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. (“AP”). Under AP’s Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (i) hold any interest which AP retained in the development of an MRI facility in Nevada; and (ii) issue shares of its common stock to AP’s general unsecured creditors, to its administrative creditors, and to its shareholders in order to enhance their opportunity to recover from the bankruptcy estate.

Since the Company lacked the resources to effectively develop an MRI facility in June, 2012, the Company decided to promote medical tourism by providing information on a website for those seeking to travel abroad for healthcare services. The Company planned to generate revenue by selling advertising to healthcare providers and related businesses including hotels and travel businesses.

In September 2013 the Company abandoned its business plan relating to promoting medical tourism.

On January 17, 2014, Strategic Capital Partners, LLC (“SCP”) acquired 14,950,000 shares of the Company’s outstanding common stock, as well as warrants to purchase 5,000,000 shares of the Company’s common stock, from several private parties.  As a result of the acquisition, SCP owns approximately 93% of the Company’s common stock.

In connection with the acquisition:

●	Benjamin J. Barton, the owner of SCP, was appointed as the Company’s Principal Financial and Accounting Officers and as a director of the Company; and
●	Dean Konstantine, Josephine Resma and Howard Behling resigned as officers and directors of the Company.

On January 22, 2014 Jay Czarkowski was appointed as the Company’s Chief Executive Officer and as a director.

Effective as of January 22, 2014, the Company entered into an employment agreement with Mr. Czarkowski.  The agreement has an initial term of two years and provides that the Company will pay Mr. Czarkowski $12,000 per month during the term of the agreement.  Pursuant to the employment agreement, Strategic Capital Partners, LLC, the Company’s largest shareholder, sold 2,000,000 shares of the Company’s common stock to Mr. Czarkowski at a price of $0.02 per share.

Of these 2,000,000 shares, 1,000,000 are subject to certain vesting requirements.

Number
of shares	Vesting Date

400,000	7/22/2014
300,000	1/22/2015
300,000	7/22/2015

The Company also granted Mr. Czarkowski options to purchase up to 1,200,000 shares of the Company’s common stock.  The terms of the options are shown below.

Shares Issuable
Upon Exercise	Option
of Option	Exercise Price	Vesting Date (1)	Expiration Date

800,000	$8.00	1/22/2015	1/20/2018

400,000	$12.00	7/22/2015	1/20/2018

(1)	Options are subject to certain vesting requirements.

No later than March 22, 2014, which may be extended by an additional 30 days by mutual agreement of the parties, the Company may acquire a firm named Canna, LLC (d/b/a Canna Advisors), from Mr. Czarkowski.  Canna Advisors, which is owned by Mr. Czarkowski, provides consulting services for the regulated marijuana industry.  The acquisition terms will be mutually agreed upon by the parties.

The Company plans to change its name to Americann, Inc.  The Company’s new business plan is based on the anticipated growth of the regulated marijuana market in the United States and worldwide.

The Company plans to offer a comprehensive, turnkey package of services that includes consulting, design, construction and financing to approved and licensed marijuana operators throughout the United States and worldwide.

The Company believes that as new states approve either medical marijuana or complete legalization of adult marijuana us, the opportunities for the Company to provide its expertise and capital will be significant.

RESULTS OF OPERATIONS

The Company has never generated any revenue and has incurred a net loss of approximately $669,000 since inception.

LIQUIDITY AND CAPITAL RESOURCES

             As of December 31, 2013, the Company did not have any cash or other assets. As of December 31, 2013 the Company had liabilities of $5,700, $5,500 of which was owed to an officer of the Company.  As of December 31, 2013, the Company had an accumulated shareholders’ deficit of $(669,149).

The Company does not have any firm commitments from any person to provide it with any capital.

See Note 2 to the financial statements included as part of this report for a description of the Company’s accounting policies and recent accounting pronouncements.

Item 4.     Controls and Procedures.

(a)     The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2013, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)     Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.

Item 6.     Exhibits

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA HEALTH SCAN, INC.

February 19, 2014	By:	/s/ Jay Czarkowski
Jay Czarkowski
Principal Executive Officer

February 19, 2014	By:	/s/ Benjamin J. Barton
Benjamin J. Barton
Principal Financial Officer