Form 10-Q
period 2014-03-31
Americann, Inc.
filed 2014-05-20
CIK 1508348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    |X| Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
        Exchange Act Of 1934

                For the quarterly period ended March 31, 2014

    | | Transition Report Under Section 13 or 15(d) of the Securities Exchange
        Act Of 1934

           For the transition period from __________ to __________

                        Commission File Number: 000-54231

                                 AMERICANN, INC
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   27-4336843
   ---------------------------                   -------------------------
  (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                   Identification No.)


                                  1942 Broadway
                                Boulder, CO 80302
                      -----------------------------------
          (Address of principal executive offices, including Zip Code)

(303)          862-9000 (Issuer's telephone number, including area code)

                            Nevada Health Scan, Inc.
                    ---------------------------------------
          (Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]             Accelerated filer                  [ ]
Non-accelerated filer   [ ]             Smaller reporting company          [X]
[x]

Indicate by check mark whether the  registrant  is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes? [ ]     No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,750,000 common stock as of May 20, 2014.

Americann, Inc.
(fka Nevada Health Scan, Inc.)
Balance Sheet
(Unaudited) (A Development Stage Company)

                                                     March 31,    September 30,
                                                       2014          2013
                                                     ---------    ------------
ASSETS

Current Assets:

   Cash and cash equivalents                         $ 572,300      $       -
   Prepaid expenses                                     30,000              -

Total Current Assets                                   602,300              0
                                                    ----------      ---------
TOTAL ASSETS                                         $ 602,300      $       0
                                                    ==========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

   Accounts payable                                  $   5,849      $       -
   Related party payables                                5,600              -
                                                    ----------      ---------
TOTAL LIABILITIES                                       11,449              -
                                                    ----------      ---------

SHAREHOLDERS' EQUITY

Preferred stock, $0.0001 par value per share;
  Authorized 20,000,000 Shares; Issued and
  outstanding -0- shares.                                    -              -
Common Stock, $0.0001 per share;
  Authorized 100,000,000 Shares; Issued and
  outstanding 15,728,667 and 16,100,000 at
  March 31, 2014 and September 30, 2013 respectively     1,573          1,610
Capital paid in excess of par value                  1,395,876        661,839
(Deficit) accumulated during the development stage    (806,598)      (663,449)
                                                    ----------      ---------
TOTAL SHAREHOLDERS' (Deficit)                          590,851              -
                                                    ----------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  602,300      $       0
                                                    ==========      =========

  See Accompanying Notes To These Unaudited Condensed Financial Statements.

Americann, Inc.
(fka Nevada Health Scan, Inc.)
Unaudited Condensed Statement Of Operations
(A Development Stage Company)
------------------------------------------------------------------------------

                                              3 Months Ended     3 Months Ended
                                              March 31, 2014     March 31, 2013
                                              --------------     --------------

Revenue:                                       $       -           $        -

General & Administrative Expenses
   Accounting                                      3,750                    -
   Contract services                              34,140                    -
   Other G & A                                    21,463                1,085
   Legal                                          71,950                    -
   Stock Transfer Fee                                799                    -
   Travel                                          5,347                    -
                                               ---------           ----------
Total G & A                                      137,449                1,085
                                               ---------           ----------

(Loss) from operations                          (137,449)              (1,085)
                                               ---------           ----------
Other income debt forgiveness                          -                    -
                                               ---------           ----------
Net (loss)                                     $(137,449)          $   (1,085)
                                               =========           ==========

Basic and diluted (Loss) per common share      $   (0.01)          $     0.00
                                               =========           ==========


Weighted Average Common Shares Outstanding    15,625,222           16,100,000
                                              ==========           ==========

  See Accompanying Notes To These Unaudited Condensed Financial Statements.

Americann, Inc.
(fka Nevada Health Scan, Inc.)
Unaudited Condensed Statement Of
Operations

-------------------------------------------------------------------------------

                                         6 Months     6 Months   June 25, 2010
                                           Ended        Ended     (inception)
                                         March 31,    March 31,     through
                                           2014         2013     March 31, 2014
                                         --------     --------   --------------

Revenue:                                 $      -     $      -     $        -

General & Administrative Expenses
   Accounting                               8,650            -         10,150
   Contract services                       34,140                      34,140
   Legal                                   71,950            -         71,950
   Other G & A                             21,663        2,880        695,492
   Stock Transfer Fee                       1,399            -          4,620
   Travel                                   5,347            -          5,347
                                         --------     --------      ---------
Total G & A                               143,149        2,880        821,699
                                         --------     --------      ---------

(Loss) from operations                   (143,149)      (2,880)      (821,699)
                                         --------     --------      ---------
Other income debt forgiveness                   -            -         15,101
                                         --------     --------      ---------

Net (loss)                              $(143,149)    $ (2,880)     $(806,598)
                                        =========     ========      =========


Basic and diluted (Loss) per
  common share                          $   (0.01)    $   0.00
                                        =========     ========

Weighted Average Common Shares
    Outstanding                        15,865,220   16,100,000
                                       ==========   ==========



  See Accompanying Notes To These Unaudited Condensed Financial Statements.

Americann, Inc.
(fka Nevada Health Scan, Inc.)
Unaudited Condensed Statement Of
Cash Flows
(A Development Stage Company)
                                         6 Months   6 Months     June 25, 2010
                                          Ended      Ended        (inception)
                                         March 31,  March 31,  through March 31,
                                           2014       2013           2014
                                         --------   ---------   ---------------
Cash Flows From Operating Activities:

Net (Loss)                              $(143,149) $  (2,880)      $(806,598)

Adjustments to reconcile net loss to
net cash used in operating activities:

   Gain on debt forgiveness                                          (15,101)
   Common stock issued per court
   order                                        -          -         118,298
   Warrants issued per court
   order                                        -          -         545,151
   Increase in prepaid
   expenses                               (30,000)                   (30,000)
   Increase (Decrease) in Accounts
      Payable                               5,849          -           5,849
                                        ---------   --------       ---------

Net Cash Flows (used) in
   operations                            (167,300)    (2,880)       (182,401)
                                        ---------   --------       ---------
Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing
  activities                                    -          -               -
                                        ---------   --------       ---------

Cash Flows From Financing Activities:
   Common stock issued for cash           734,000          -         734,000
   Proceed from related party debt          5,600      2,880          20,701
                                        ---------   --------       ---------

Net Cash Flows provided by financing
   activities                             739,600      2,880         754,701
                                        ---------   --------       ---------
Net Increase (Decrease) In Cash and
  cash equivalents                        572,300          0         572,300

Cash and cash equivalents at beginning
  of period                                     -          -               -
                                        ---------   --------       ---------
Cash and cash equivalents at end of
   period                                 572,300          0         572,300
                                        =========   ========       =========

Supplementary Disclosure Of Cash Flow
  Information:
Common stock issued at discount to
   officers                             $      -    $      -        $    500
                                        ========    ========        ========
Cash paid for interest                  $      -    $      -        $      -
                                        ========    ========        ========
Cash paid for income taxes              $      -    $      -        $      -
                                        ========    ========        ========

   See Accompanying Notes To These Unaudited Condensed Financial Statements.

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
                          (A Development Stage Company)
                     Notes To Unaudited Financial Statements
            For the three and six month period ended March 31, 2014

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

      On January 17, 2014, a privately held limited liability company acquired approximately 93% of the Company's outstanding shares of common stock from several of the Company's shareholders which resulted in a change in control of the Company.


      The Company's new business plan is to offer a comprehensive, turnkey package of services that includes consulting, design, construction and financing to approved and licensed marijuana operators throughout the United States and worldwide. The Company's business plan is based on the anticipated growth of the regulated marijuana market in the placecountry-regionUnited States and worldwide.

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
                          (A Development Stage Company)
                     Notes To Unaudited Financial Statements
             For the three and six month period ended March 31, 2014

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the placecountry-regionUnited States and have been consistently applied in the preparation of the financial statements.

a. BASIS OF PRESENTATION

The financial statements as of March 31, 2014 and for the three and six months ended march 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2013 included on Form 10-K/filed with the Securities and Exchange Commission on December 30, 2013.

b. LOSS PER SHARE

The Company computes net loss per share in accordance with the FASB Accounting Standards Codification ("ASC"). The ASC specifies the computation, presentation and disclosure requirements for loss per share for entities with publicly held common stock.

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. The equity instruments such as warrants and options were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

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

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
                          (A Development Stage Company)
                     Notes To Unaudited Financial Statements
             For the three and six month period ended March 31, 2014


d. CASH AND CASH EQUIVALENTS

For the Balance Sheet and Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had a cash balance of $572,300 and
$-0- as of March 31, 2014 and December 31, 2013 respectively.

e. DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by ASC section 915-10-20. Although the Company's planned principal operations have commenced it is still devoting substantially all of its efforts on establishing the business. All losses accumulated since inception has been considered as part of the Company's development stage activities.

f. INCOME TAXES

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2014, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

g. IMPACT OF NEW ACCOUNTING STANDARDS

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

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
                          (A Development Stage Company)
                     Notes To Unaudited Financial Statements
             For the three and six month period ended March 31, 2014

NOTE 4.  STOCKHOLDERS' EQUITY

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

On December 27, 2013, the Company extended the maturity date to January 4, 2015. The estimated fair market value of these warrants as a result of the extension was deminimus. As a result the extension has no material impact on the Company's results of operations.

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
                          (A Development Stage Company)
                     Notes To Unaudited Financial Statements
             For the three and six month period ended March 31, 2014


NOTE 4.  STOCKHOLDERS' EQUITY (Continued)

COMMON STOCK: (Continued)

On January 17, 2014, Strategic Capital Partners, LLC ("SCP") acquired 14,950,000 shares of the Company's outstanding common stock, as well as warrants to purchase 5,000,000 shares of the Company's common stock from several private parties. As a result of the acquisition, SCP owns approximately 93% of the Company's common stock which resulted in a change of control of the Company. In connection with the acquisition:

     o Benjamin J. Barton, the owner of SCP, was appointed as a director of the Company; and

     o Dean Konstantine, Josephine Resma and Howard Behling resigned as officers and directors of the Company.

On February 21, 2014, the Company' board of directors, declared a stock dividend in the amount of four shares of common stock for each issued and outstanding share of common stock. As the Company has an accumulated deficit the stock dividend resulted in no amounts being capitalized out of retained earnings and only the par value amount being capitalized out of paid in capital.

On March 20, 2014 the majority shareholder, Strategic Capital, returned 65,750,000 shares to the Company resulting in a return of capital of par value only to additional paid in capital.

On March 20, 2014 the majority shareholder sold 300,000 shares of common stock held by the majority shareholder to the former CEO.

On March 21, 2014 the Company issued 857,000 shares of common stock as part of a Reg. D offering for $642,750 or $0.75 per share.

On March 31, 2014 the Company issued 121,667 shares of common stock as part of a Reg. D offering for $91,250 or $0.75 per share.

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
                          (A Development Stage Company)
                     Notes To Unaudited Financial Statements
             For the three and six month period ended March 31, 2014

NOTE 5. INCOME TAXES

The Company has not had any business activity and has not made any U.S. federal income tax provision since its inception on June 25, 2010.

NOTE 6. RELATED PARTY TRANSACTIONS

During the six-month period ended March 31, 2014, the President of the Company advanced $5,600 to cover certain expenses. This cash advance was evidenced by a non-interest bearing note and is recorded under related party payables in the Company's condensed Balance Sheet.

The Company neither owns nor leases any real or personal property. The Vice President of the Company has provided office space and services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

NOTE 7. WARRANTS

On June 25, 2010 (inception), the Company issued 5,000,000 warrants (Series A-F). Each warrant allows the holder to purchase one share of the Company's common stock. These warrants were to expire on January 4, 2014. On February 14 the Company issued 1,800,000 warrants (Series F-G) to Strategic Capital Partners, LLC, the largest shareholder. These warrants expire January 22, 2018. The terms of these warrants are shown below.


                        Shares Issuable Upon
      Series            Exercise of Warrants       Exercise Price

        A                   1,000,000                  $1.00
        B                   1,000,000                  $2.00
        C                   1,000,000                  $3.00
        D                   1,000,000                  $4.00
        E                   1,000,000                  $5.00
        F                   1,200,000                  $8.00
        G                     600,000                 $12.00

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
                          (A Development Stage Company)
                     Notes To Unaudited Financial Statements
             For the three and six month period ended March 31, 2014


NOTE 7. WARRANTS (Continued)

On December 27, 2013, the Company extended the maturity date to January 4, 2015 for the Series A to E warrants. The estimated fair market value before and after this modification which resulted in a deminimus estimated fair market value. As a result the modification did not have an impact on the Company's operations and the Company did not record any additional expense..

NOTE 8. COMMITMENT AND CONTINGENCIES

On January 22, 2014, the Company entered into an employment agreement with Mr. Czarkowski, which was terminated in March of 2014 resulting in cancellation of certain options and replaced with a consulting agreement. The consulting agreement has an initial term of two years and provides that the Company will pay Mr. Czarkowski $12,000 per month during the term of the agreement which is being recorded under contract services in the accompanying condensed statement of operations.

Pursuant to the employment agreement, Strategic Capital Partners, LLC, the Company's largest shareholder, originally sold 2,000,000 shares of the Company's common stock to Mr. Czarkowski at a price of $0.02 per share. As a result of his termination, the shares were returned and the parties entered into a share purchase agreement in by which Strategic Capital Partners sold 300,000 shares to Mr. Czarkowski at a price of $0.02 per share.

The Company also originally granted Mr. Czarkowski options to purchase up to 1,200,000 shares of the Company's common stock. The options grants were cancelled. The Company granted new options to Mr. Czarkowski pursuant to the consulting agreement. The new options are as follows:

      Shares Issuable
      Upon Exercise            Option          Vesting
       of Option            Exercise Price     Date (1)    Expiration Date
      ---------------       --------------    ---------    ---------------

         100,000              $ 8.00          1/20/2015       1/20/2018
         100,000              $12.00          7/20/2015       1/20/2018


(1) Options are subject to certain vesting requirements.

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
                          (A Development Stage Company)
                     Notes To Unaudited Financial Statements
             For the three and six month period ended March 31, 2014


NOTE 8. COMMITMENT AND CONTINGENCIES (Continued)

The Company valued the options using the Black-Scholes option pricing model resulting in a total fair market value of approximately $25,000 which will be amortized to stock based expense on the vesting dates. To date no expense has been recognized pursuant to these options.

On March 25, 2014, the Company entered into an employment agreement with Mr. Keogh. The agreement: (i) has an initial term of three years; (ii) requires that Mr. Keogh devote at least 50% of his time to the Company and; (iii) provides that the Company will pay Mr. Keogh $12,000 per month during the term of the agreement. Pursuant to the employment agreement, Strategic Capital Partners, LLC, the Company's largest shareholder, sold 300,000 shares of the Company's common stock to Mr. Keogh at a price of $0.02 per share. As the purchase price was estimated to be the fair market value of the stock, the Company was not required to recognize any expense related to this transaction.

Of these 1,200,000 shares, 300,000 shares vested on March 25, 2014 and 900,000 are subject to the following vesting requirements provided that Mr. Keogh is employed the Company on the applicable vesting date: (i) 300,000 Shares will vest on the earlier of March 20, 2015 or the date the Company receives at least $15,000,000 from the sale of its debt or equity securities; (ii) 300,000 Shares will vest on the earlier of March 20, 2016 or the date the Company receives at least $30,000,000 from the sale of its debt or equity securities; and (iii) 300,000 Shares will vest on the earlier March 19, 2017 or the date the Company receives at least $45,000,000 from the sale of its debt or equity securities. For purposes of the foregoing, traditional financing from banks or similar financial institutions will not be given effect and the required amounts to be raised will be cumulative.

If during the term of the employment agreement Mr. Keogh is Terminated other than For Cause, there is a Change in Control, or Mr. Keogh terminates the employment agreement for Good Reason, then, all shares which have not yet vested will immediately vest.

All shares that are not vested at the time of termination of Mr. Keogh's employment, if such termination is a Termination for Cause or a Voluntary Termination, will be repurchased by the Company at a price of $0.001 per share. Any shares which are not vested and which are not required to be purchased by the Company will be returned to treasury and cancelled.

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
                          (A Development Stage Company)
                     Notes To Unaudited Financial Statements
             For the three and six month period ended March 31, 2014


NOTE 8. COMMITMENT AND CONTINGENCIES (Continued)

In addition the Company granted Mr. Keogh an option to purchase the Company's common stock pursuant to the following terms.


      Shares Issuable
      Upon Exercise            Option          Vesting
       of Option            Exercise Price     Date (1)    Expiration Date
      ---------------       --------------    ---------    ---------------

         400,000               $ 8.00         3/20/2015      3/20/2018
         400,000               $12.00         3/20/2016      3/20/2018

(1) The vesting date is the date the options may first be exercised. The vesting conditions for the shares, as described above, will apply to the options, except the vesting dates for the options will control and any unvested options will not be purchased by the Company.

The Company valued the options using the Black Scholes option pricing model resulting in a total value of approximately $95,000 to be amortized to stock based compensation expense on the vesting date. To date, no expense has been recognized as of March 31, 2014.

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
                          (A Development Stage Company)
                     Notes To Unaudited Financial Statements
             For the three and six month period ended March 31, 2014

NOTE 8. COMMITMENT AND CONTINGENCIES (Continued)

The fair value of options and warrants granted during the period were estimated on the date of grant using the Black Scholes option pricing model and the following assumptions:

Year of option grant                                      2014
---------------------                                   -------

Market value of stock on grant date                      $0.02
Risk free interest rate                                  2.62%
Dividend yield                                              0%
Volatility factor                                         100%
Weighted average expected life                         24 Months
Expected forfeiture rate                                    0%


Stock option activity is presented below.

                                             Weighted    Weighted
                                              Average     Average     Aggregate
                                 Number of   Expected   Contractual   Intrinsic
                                  Shares      Price     Term (Years)   Value
                                ----------   --------  ------------   ---------

Outstanding at September 30,
  2013                                  -           -            -            -

Granted                         2,200,000        9.60            4            -

Cancelled                      (1,200,000)      (9.30)           -            -
                               ----------    --------     --------     --------

Outstanding at March 31, 2014   1,000,000       10.00                         -
                               ==========    ========     ========     ========

Expected to Vest at March 31,
   2014                        1,000,000                                      -
                               =========                               ========


Total remainder of stock compensation expense to be recognized through the vesting date of the above options as of March 31, 2014 will be approximately $120,000.

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
                          (A Development Stage Company)
                     Notes To Unaudited Financial Statements
             For the three and six month period ended March 31, 2014


NOTE 9. SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 16, 2014, the date the financial statements were available to be issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

BUSINESS AND PLAN OF OPERATION

     The Company was incorporated on June 25, 2010 under the laws of the State of Delaware. The Company was established as part of the Chapter 11 reorganization  of AP  Corporate  Services,  Inc.  ("AP").  Under  AP's  Plan of
Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (i) hold any interest which AP retained in the development of an MRI facility in Nevada; and (ii) issue shares of its common stock to AP's general unsecured creditors, to its administrative creditors, and to its shareholders in order to enhance their opportunity to recover from the bankruptcy estate.

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

     On January 17, 2014 Strategic Capital Partners, LLC, ("SCP") a firm controlled by Benjamin J. Barton acquired 14,950,000 shares of the Company's issued and outstanding common stock.

      In connection with the acquisition:

     o    Mr. Barton was appointed as a director of the Company, and

     o Dean Konstantine, Josephine Resma and Howard Behling resigned as officers and directors of the Company.

      On January 22, 2014 Jay Czarkowski was appointed as a director and Chief Executive Officer of the Company and Benjamin Barton was appointed the Chief Financial officer of the Company. On March 19, 2014, Mr. Czarkowski resigned as an officer and director of the Company.

      On February 21, 2014 the Company changed its name from Nevada Health Scan, Inc. to Americann, Inc. On the same day, the Company declared a stock dividend in the amount of four shares of common stock for each issued and outstanding share of common stock.

      On February 24, 2014 SCP returned 65,750,000 shares to the Company.

      During March and April 2014 the Company sold 1,000,000 shares of its common stock to a group of private investors at a price of $0.75 per share. SCP purchased 400,000 shares in this offering.

      On March 25, 2014, Timothy Keogh was appointed Chief Executive Officer and a director of the Company.

     The Company plans to provide an essential set of services to the regulated cannabis industry. The market research firm ArcView Group estimates the market for the regulated cannabis industry for 2013 was $1.53 billion, expected to grow to $2.53 billion in 2014 and $10.2 billion in ten years. Based on the ArcView analysis, the cannabis industry is projected to grow faster than any other industry in the country over the next decade.

     While the industry is growing rapidly, the cannabis industry faces two major obstacles that challenge its growth and profitability. The cultivation of cannabis is a very capital-intensive enterprise. Many cannabis entrepreneurs do not have access to the capital that is necessary to build the infrastructure to meet growing demand. Traditional sources of financing, such as banks, are not available currently to cannabis producers and retailers. Also, there is a significant shortage of knowledge related to virtually all areas of the cannabis business. When new states are added to the list of regulated cannabis markets, there will be a scarcity of experience and expertise to serve the needs of growers and retailers in these states.

     The  Company  believes  that  since  the  industry  is  so  new,  there  is
significant    potential   to   transform   the   cannabis    business   through
professionalism, innovation and the application of technology.

     The Company does not intend to cultivate, produce, distribute or sell cannabis, but plans to provide a wide variety of essential services to licensed, regulated cannabis growers and retailers. These services include financing, cultivation center design, operational consulting, real estate development, and research.

     The Company plans to generate revenue and profits from several sources including developing and selling cannabis cultivation facilities, interest income from loans to licensed cannabis operators, consulting and the licensing or sale of intellectual property.

     The Company is based in Colorado, which by virtue of it being the first state to implement cannabis access to adults for non-medical purposes, provides an ideal environment for which to serve the growing cannabis industry as it expands nationally.

RESULTS OF OPERATIONS

      In January 2014 the Company began operating in accordance with its new business plan. As of March 31, 2014 the Company had not generated any revenue.

      Since the Company was inactive prior to January 2014, any comparison of the Company's operating results for the three months ended March 31, 2014 and its financial condition as of March 31, 2014 with any prior periods would not be meaningful.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's sources and (uses) of funds for the three months ended March 31, 2014 are shown below:

         Net cash provided by (used in) operations            (167,300)
         Sale of common stock                                  734,000
         Loan from related party                                 5,600

      The Company does not have any firm commitments from any person to provide it with any capital.

      See Note 2 to the financial statements included as part of this report for a description of the Company's accounting policies and recent accounting pronouncements.

Item 4.  Controls and Procedures.

     (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officers, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2014, the Company's Principal Executive and Financial Officers evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officers concluded that the Company's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                           PART II. OTHER INFORMATION


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



                                       AMERICANN, INC.

May 19, 2014                           By:/s/ Timothy Keogh
                                          ------------------------------
                                          Timothy Keogh, Principal Executive
                                          Officer





May 19, 2014                           By:/s/ Benjamin Barton
                                          ------------------------------
                                          Benjamin Barton, Principal
                                          Financial and Accounting Officer