Form 10-Q/A
period 2014-03-31
Americann, Inc.
filed 2014-08-08
CIK 1508348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment #1

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2014

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from _____________ to _____________

Commission File Number:   000-54231

AMERICANN, INC
(Exact name of registrant as specified in its charter)

DELAWARE	27-4336843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1942 Broadway
Boulder, CO 80302
(Address of principal executive offices, including Zip Code)

(303) 862-9000
(Issuer’s telephone number, including area code)

Nevada Health Scan, Inc.
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

Explanatory Note for Amendment 1:
This Amendment #1 to the issuer's Quarterly Report furnishes the XBRL presentation not filed with the previous 10Q filed on May 20, 2014. No other changes, revisions, or updates were made to the original amended filing.

Americann, Inc.
(fka Nevada Health Scan, Inc.)
Balance Sheet
(Unaudited)
(A Development Stage Company)

	March 31,	September 30,
	2014	2013
ASSETS

Current Assets:

Cash and cash equivalents	$572,300	$-
Prepaid expenses	30,000	-

Total Current Assets	602,300	0
TOTAL ASSETS	$602,300	$0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$5,849	$-
Related party payables	5,600	-
TOTAL LIABILITIES	11,449	-

SHAREHOLDERS' EQUITY

Preferred stock, $0.0001 par value per share;
Authorized 20,000,000 Shares; Issued
and outstanding -0- shares.	-	-
Common Stock, $0.0001 per share;
Authorized 100,000,000 Shares; Issued
and outstanding 15,728,667 and 16,100,000 at
March 31, 2014 and September 30, 2013 respectively	1,573	1,610
Capital paid in excess of par value	1,395,876	661,839
(Deficit) accumulated during the development stage	(806,598)	(663,449)
TOTAL SHAREHOLDERS' (Deficit)	590,851	0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$602,300	$0

See Accompanying Notes To These Unaudited Condensed Financial Statements.

Americann, Inc.
(fka Nevada Health Scan, Inc.)
Unaudited Condensed Statement Of Operations
(A Development Stage Company)

	3 Months	3 Months
	Ended	Ended
	March 31,	March 31,
	2014	2013

Revenue:	$-	$-

General & Administrative Expenses

Accounting	3,750	-
Contract services	34,140	-
Other G & A	21,463	1,085
Legal	71,950	-
Stock Transfer Fee	799	-
Travel	5,347	-

Total G & A	137,449	1,085

(Loss) from operations	(137,449)	(1,085)

Other income debt forgiveness	-	-

Net (loss)	$(137,449)	$(1,085)

Basic and diluted (Loss) per common share	$(0.01)	$0.00

Weighted Average Common Shares Outstanding	15,625,222	16,100,000

See Accompanying Notes To These Unaudited Condensed Financial Statements.

Americann, Inc.
(fka Nevada Health Scan, Inc.)
Unaudited Condensed Statement Of Operations
(A Development Stage Company)

	6 Months	6 Months	June 25,
	Ended	Ended	2010 (inception)
	March 31,	March 31,	through March 31,
	2014	2013	2014

Revenue:	$-	$-	$-

General & Administrative Expenses

Accounting	8,650	-	10,150
Contract services	34,140		34,140
Legal	71,950	-	71,950
Other G & A	21,663	2,880	695,492
Stock Transfer Fee	1,399	-	4,620
Travel	5,347	-	5,347

Total G & A	143,149	2,880	821,699

(Loss) from operations	(143,149)	(2,880)	(821,699)

Other income debt forgiveness	-	-	15,101

Net (loss)	$(143,149)	$(2,880)	$(806,598)

Basic and diluted (Loss) per common share	$(0.01)	$0.00

Weighted Average Common Shares Outstanding	15,865,220	16,100,000

See Accompanying Notes To These Unaudited Condensed Financial Statements.

Americann, Inc.
(fka Nevada Health Scan, Inc.)
Unaudited Condensed Statement Of Cash Flows
(A Development Stage Company)

	6 Months	6 Months	June 25, 2010
	Ended	Ended	(inception) through
	March 31,	March 31,	March 31,
	2014	2013	2014

Cash Flows From Operating Activities:
Net (Loss)	$(143,149)	$(2,880)	$(806,598)

Adjustments to reconcile net loss to net cash
used in operating activities:

Gain on debt forgiveness			(15,101)
Common stock issued per court order	-	-	118,298
Warrants issued per court order	-	-	545,151
Increase in prepaid expenses	(30,000)		(30,000)
Increase (Decrease) in Accounts Payable	5,849	-	5,849

Net Cash Flows (used) in operations	(167,300)	(2,880)	(182,401)
Cash Flows From Investing Activities:
Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:
Common stock issued for cash	734,000	-	734,000
Proceed from related party debt	5,600	2,880	20,701

Net Cash Flows provided by financing activities	739,600	2,880	754,701
Net Increase (Decrease) In Cash and cash equivalents	572,300	0	572,300
Cash and cash equivalents at beginning of period	-	-	-
Cash and cash equivalents at end of period	$572,300	$0	$572,300

Supplementary Disclosure Of Cash Flow Information:
Common stock issued at discount to officers	$-	$-	$500
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

On December 27, 2013, the Company extended the maturity date to January 4, 2015. The estimated fair market value of these warrants as a result of the extension was deminimus. As a result the extension has no material impact on the Company’s results of operations.

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

NOTE 6.     RELATED PARTY TRANSACTIONS

During the six-month period ended March 31, 2014,  the  President  of the  Company advanced $5,600  to  cover  certain  expenses.  This cash advance was evidenced by a non-interest bearing note and is recorded under related party payables in the Company’s condensed Balance Sheet.

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
(fka NEVADA HEALTH SCAN, INC.)
(A Development Stage Company)
Notes To Unaudited Financial Statements
For the three and six month period ended March 31, 2014

NOTE 7.     WARRANTS (Continued)

On December 27, 2013, the Company extended the maturity date to January 4, 2015 for the Series A to E warrants. The estimated fair market value before and after this modification which resulted in a deminimus estimated fair market value. As a result the modification did not have an impact on the Company’s operations and the Company did not record any additional expense..

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

Pursuant to the employment agreement, Strategic Capital Partners, LLC, the Company’s largest shareholder, originally sold 2,000,000 shares of the Company’s common stock to Mr. Czarkowski at a price of $0.02 per share.  As a result of his termination, the shares were returned and the parties entered into a share purchase agreement in by which Strategic Capital Partners sold 300,000 shares to Mr. Czarkowski at a price of $0.02 per share.

The Company also originally granted Mr. Czarkowski options to purchase up to 1,200,000 shares of the Company’s common stock.  The options grants were cancelled. The Company granted new options to Mr. Czarkowski pursuant to the consulting agreement. The new options are as follows:

Shares Issuable
Upon Exercise	Option
of Option	Exercise Price	Vesting Date (1)	Expiration Date

100,000	$8.00	1/20/2015	1/20/2018

100,000	$12.00	7/20/2015	1/20/2018

(1)	Options are subject to certain vesting requirements.

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
 (fka NEVADA HEALTH SCAN, INC.)
 (A Development Stage Company)
Notes To Unaudited Financial Statements
For the three and six month period ended March 31, 2014

NOTE 8. COMMITMENT AND CONTINGENCIES (Continued)

In  addition  the  Company  granted  Mr.  Keogh an option to purchase the Company's common stock pursuant to the following terms.

Shares Issuable
Upon Exercise	Option
of Option	Exercise Price	Vesting Date (1)	Expiration Date

400,000	$8.00	3/20/2015	3/20/2018

400,000	$12.00	3/20/2016	3/20/2018

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
Notes To Unaudited Financial Statements
For the three and six month period ended March 31, 2014

NOTE 8.     COMMITMENT AND CONTINGENCIES (Continued)

The fair value of options and warrants granted during the period were estimated on the date of grant using the Black Scholes option pricing model and the following assumptions:

Year of option grant	2014
Market value of stock on grant date	$.02
Risk free interest rate	2.62%
Dividend yield	0%
Volatility factor	100%
Weighted average expected life	24 Months
Expected forfeiture rate	0%

Stock option activity is presented below.
	Number of Shares	Weighted Average Expected Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at September 30, 2013	-	-	-	-

Granted	2,200,000	9.60	4	-

Cancelled	(1,200,000)	(9.30)	-	-

Outstanding at March 31, 2014	1,000,000	10.00		-

Expected to Vest at March 31, 2014	1,000,000			-

Total remainder of stock compensation expense to be recognized through the vesting date of the above options as of March 31, 2014 will be approximately $ 120,000.

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

On January 17, 2014 Strategic Capital Partners, LLC, (“SCP”) a firm controlled by Benjamin J. Barton acquired 14,950,000 shares of the Company’s issued and outstanding common stock.

In connection with the acquisition:

●	Mr. Barton was appointed as a director of the Company, and
●	Dean Konstantine, Josephine Resma and Howard Behling resigned as officers and directors of the Company.

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

Since the Company was inactive prior to January 2014, any comparison of the Company’s operating results for the three months ended March 31, 2014 and its financial condition as of March 31, 2014 with any prior periods would not be meaningful.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources and (uses) of funds for the three months ended March 31, 2014 are shown below:

Net cash provided by (used in) operations	(167,300)
Sale of common stock	734,000
Loan from related party	5,600

The Company does not have any firm commitments from any person to provide it with any capital.

See Note 2 to the financial statements included as part of this report for a description of the Company’s accounting policies and recent accounting pronouncements.

Item 4.     Controls and Procedures.

(a)           The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officers, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2014, the Company’s Principal Executive and Financial Officers evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officers concluded that the Company’s disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

AMERICANN, INC.

June 2 , 2014	By:	/s/ Timothy Keogh
Timothy Keogh, Principal Executive Officer

May 30 , 2014	By:	/s/ Benjamin Barton
Benjamin Barton, Principal Financial and Accounting Officer