Form 10-Q
period 2014-06-30
Americann, Inc.
filed 2014-08-14
CIK 1508348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2014

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from __________ to __________

Commission File Number:    000-54231

AMERICANN, INC
(Exact name of registrant as specified in its charter)

DELAWARE	27-4336843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Brighton Blvd. Unit 114
Denver, CO 80216
(Address of principal executive offices, including Zip Code)

(303) 862-9000
(Issuer’s telephone number, including area code)

__________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,684,334 common stock as of August 14, 2014.

Americann, Inc.
(fka Nevada Health Scan, Inc.)
Unaudited Condensed Balance Sheets

	June 30, 2014	September 30, 2013

ASSETS
Current Assets:
Cash and cash equivalents	$31,095	$-
Interest receivable	986	-
Land option deposit	250,000	-
Prepaid expenses	5,000	-
Total Current Assets	287,081	-
Property and equipment (net of $59 and $-0- depreciation)	4,567	-

Other assets
Note receivable	200,000	-
Security deposit	3,110	-
Total other assets	203,110	-
TOTAL ASSETS	$494,758	$-

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$10,129	$-
Related party payables	10,535	-
TOTAL LIABILITIES	20,664	-
Commitments and contingencies (Note 9)	-	-
SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value per share;
Authorized 20,000,000 Shares; Issued and
outstanding -0- shares.	-	-
Common Stock, $0.0001 per share; Authorized
100,000,000 Shares; Issued and outstanding
15,816,667 and 16,100,000 at June 30, 2014
and September 30, 2013 respectively	1,582	1,610
Capital paid in excess of par value	1,497,328	661,839
Accumulated (Deficit)	(1,024,816)	(663,449)

TOTAL SHAREHOLDERS'	474,094	0
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$494,758	$0

See Accompanying Notes To These Unaudited Condensed Financial Statements.

Americann, Inc.
(fka Nevada Health Scan, Inc.)
Unaudited Condensed Statement Of Operations

	3 Months Ended June 30, 2014	3 Months Ended June 30, 2013

Revenue:	$-	$-

General & Administrative Expenses

Accounting	4,925	-
Contract services	78,000	-
Option expense	35,460	-
Other G & A	28,320	5,750
Legal	48,997	-
Rent	6,294	-
Stock Transfer Fee	3,803
Travel	13,405	-
Total G & A	219,204	5,750

(Loss) from operations	(219,204)	(5,750)

Other income - interest	986	-

Net (loss)	$(218,218)	$(5,750)

Basic and diluted (Loss) per common share	$(0.01)	$0.00

Weighted Average Common Shares Outstanding	15,735,937	16,100,000

Americann, Inc.
(fka Nevada Health Scan, Inc.)
Unaudited Condensed Statement Of Operations

	9 Months Ended	9 Months Ended
	June 30, 2014	June 30, 2013

Revenue:	$-	$-

General & Administrative Expenses

Accounting	13,575	-
Contract services	112,140	-
Legal	120,947	-
Option expense	35,460	-
Other G & A	49,983	8,630
Rent	6,294	-
Stock Transfer Fee	5,202	-
Travel	18,752	-
Total G & A	362,353	8,630

(Loss) from operations	(362,353)	(8,630)

Other income - interest	986	-

Net (loss)	$(361,367)	$(8,630)

Basic and diluted (Loss) per common share	$(0.02)	$0.00

Weighted Average Common Shares Outstanding	15,822,126	16,100,000

See Accompanying Notes To These Unaudited Condensed Financial Statements.

Americann, Inc.
(fka Nevada Health Scan, Inc.)
Unaudited Statement Of Cash Flows

	Unaudited	Unaudited
	9 Months	9 Months
	Ended	Ended
	June 30,	June 30,
	2014	2013

Cash Flows From Operating Activities:

Net (Loss)	$(361,367)	$(8,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59	$-
Option expense	35,460	-
Increase in interest receivable	(986)	-
Increase in deposit and prepaid expenses	(8,110)	-
Increase (Decrease) in Accounts Payable and Related Party Payables	15,064	-

Net Cash Flows (used) in operations	(319,880)	(8,630)

Cash Flows From Investing Activities:
Net Cash Flows (used) in Investing activities

Purchase of fixed assets	(4,626)
Notes receivable	(200,000)
Deposit on option for land acquisition	(250,000)	-
Cash Flows From Financing Activities:	(454,626)
Common stock issued for cash	800,001	-
Proceed from related party debt	5,600	8,630

Net Cash Flows provided by financing activities	805,601	8,630
Net Increase (Decrease) In Cash and cash equivalents	31,095	0
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$31,095	$0

Supplementary Disclosure Of Cash Flow Information:
Common stock issued at discount to officers	$-	$-
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes To These Unaudited Condensed Financial Statements.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Unaudited Financial Statements
For the three and nine month period ended June, 30, 2014

NOTE 1.     NATURE AND BACKGROUND OF BUSINESS

Americann, Inc. (f/k/a Nevada Health Scan, Inc.) ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on June 25, 2010.  The Company was  established as part of the Chapter 11  reorganization  of AP Corporate  Services,  Inc. ("AP"). Under AP's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and own any interest which AP had in the development of an MRI scanning facility;  and (2) issue shares  of  its  common  stock  to  AP's  general  unsecured  creditors,  to its administrative creditors, and to its shareholders.  See Note 5 to these financial statements for more information.

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

The Company’s activities are subject to significant risks and uncertainties including failure to secure funding to properly grow the operations.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Unaudited Financial Statements
For the three and nine month period ended June, 30, 2014

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

a.     BASIS OF PRESENTATION

The financial statements as of June 30, 2014 and for the three and nine months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended September 30, 2013 included on Form 10-K/filed with the Securities and Exchange Commission on December 30, 2013.

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

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Unaudited Financial Statements
For the three and nine month period ended June, 30, 2014

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.     CASH AND CASH EQUIVALENTS

For the Balance Sheet and Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had a cash balance of $31,095 and $-0- as of June 30, 2014 and September 30, 2013 respectively.

f.     INCOME TAXES

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2014, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

g.     IMPACT OF NEW ACCOUNTING STANDARDS

In June 2014 the FASB issued ASU 2014-10 regarding development stage entities. The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders' equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The Company has chosen to adopt the ASU early for the Company’s financial statements as of June 30, 2014. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Unaudited Financial Statements
For the three and nine month period ended June, 30, 2014

NOTE 3.     GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has minimal cash or other assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4.     NOTES RECEIVABLE

The Company entered into a secured financing agreement with Nature’s Own Wellness Center, Inc. (“Nature’s Own”). Financing will be provided in a series of tranches as construction progresses to renovate a 15,000 square foot warehouse into a cannabis growing and processing facility. The total amount of financing is estimated to be $1,000,000, will accrue interest at 18% per annum, and will mature on November 1, 2016. Monthly interest only payments are due July 1 through November 1, 2014. Monthly principal and interest payments begin on December 1, 2014 through maturity. The note receivable is collaterized by substantially all of the assets of Nature’s Own and is personally guaranteed by one of the majority owners of Nature’s Own.

Nature’s Own is a licensed Colorado cannabis dispensary owner and grower with separate and distinct operations. Nature’s Own has its own revenue generating activities and is not financially dependent upon the Company. The Company has not guaranteed any debtor or obligation of Nature’s Own. The Company has no control of Nature’s Own operations and does not perform any management functions. However, a majority shareholder of Nature’s Own owns 100,000 shares of common stock of the Company. The Company performed analysis to determine if Nature’s Own is required to be consolidated under ASC 810, Consolidations, and determined that the Company is not the primary beneficiary. As a result, consolidation was not required.

The balance of the note receivable as of June 30, 2014, was $200,000. Interest receivable and income for the three and nine month period ended June 30, 2014 was $986. Subsequent to June 30, 2014, the Company advanced a second tranche of $450,000 to Nature’s Own.

NOTE 5.     STOCKHOLDERS' EQUITY

COMMON STOCK:

The Company's first issuance of common stock, totaling 1,085,000 shares, took place on June 25, 2010 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Unaudited Financial Statements
For the three and nine month period ended June, 30, 2014

NOTE 5.     STOCKHOLDERS' EQUITY (Continued)

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

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Unaudited Financial Statements
For the three and nine month period ended June, 30, 2014

NOTE 5.     STOCKHOLDERS' EQUITY (Continued)

In connection with the acquisition:

●	Benjamin J. Barton, the owner of SCP, was appointed as a director of the Company; and
●	Dean Konstantine, Josephine Resma and Howard Behling resigned as officers and directors of the Company.

On February 21, 2014, the Company' board of directors, declared a stock dividend in the amount of four shares of common stock for each issued and outstanding share of common stock and issued 64,400,000 as a result. As the Company has an accumulated deficit the stock dividend resulted in no amounts being capitalized out of retained earnings and only the par value amount being capitalized out of paid in capital.

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

On April 2, 2014 the Company cancelled 13,500 shares of common stock that were issued as part of a Reg. D offering for $10,125 or $0.75 per share.

On May 14, 2014 the Company issued 8,083 shares of common stock as part of a Reg. D offering for $6,063 or $0.75 per share.

On May 23, 2014 the Company issued 26,750 shares of common stock as part of a Reg. D offering for $20,063 or $0.75 per share.

On June 23, 2014 the Company issued 66,667 shares of common stock as part of a Reg. D offering for $50,000 or $0.75 per share.

NOTE 6.     INCOME TAXES

The Company has not had any business activity and has not made any U.S. federal income tax provision since its inception on June 25, 2010.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Unaudited Financial Statements
For the three and nine month period ended June, 30, 2014

NOTE 7.     RELATED PARTY TRANSACTIONS

During the nine-month period ended June 30, 2014, the President of the Company advanced $5,600 to cover certain expenses. This cash advance was evidenced by a non-interest bearing note and is recorded under related party payables in the Company’s condensed Balance Sheet.

NOTE 8.     WARRANTS

On June 25, 2010 (inception), the Company issued 5,000,000 warrants (Series A-E). Each warrant allows the holder to purchase one share of the Company’s common stock. These warrants were to expire on January 4, 2014. On February 14 the Company issued 1,800,000 warrants (Series F-G) to Strategic Capital Partners, LLC, the largest shareholder. These warrants expire January 22, 2018. The terms of these warrants are shown below.

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

NOTE 9.     COMMITMENTS AND CONTIGENCIES

On January 22, 2014, the Company entered into an employment agreement with Mr. Czarkowski, which was terminated in March of 2014 resulting in cancellation of certain options and replaced with a consulting agreement. The consulting agreement has an initial term of two years and provides that the Company will pay Mr. Czarkowski $12,000 per month during the term of the agreement which is being recorded under contract services in the accompanying condensed statement of operations. As a result of his termination the shares were returned and the parties entered into a share purchase agreement in which Strategic Capital Partners sold 300,000 shares to Mr. Czarkowski at a price of $0.02.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Unaudited Financial Statements
For the three and nine month period ended June, 30, 2014

NOTE 9.     COMMITMENTS AND CONTIGENCIES (Continued)

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

On March 25, 2014, the Company entered into an employment agreement with Mr. Keogh. The agreement: (i) has an initial term of three years; (ii) requires that Mr. Keogh devote at least 50% of his time to the Company and; (iii) provides that the Company will pay Mr. Keogh $12,000 per month during the term of the agreement. Pursuant to the employment agreement, Strategic Capital Partners, LLC, the Company's largest shareholder, sold 1,200,000 shares of the Company's common stock to Mr. Keogh at a price of $0.02 per share. As the purchase price was estimated to be the fair market value of the stock, the Company was not required to recognize any expense related to this transaction.

Of these 1,200,000 shares, 300,000 shares vested on March 25, 2014 and 900,000 are subject to the following vesting requirements provided that Mr. Keogh is employed the Company on the applicable vesting date: (i) 300,000 Shares will vest on the earlier of March 20, 2015 or the date the Company receives at least $15,000,000 from the sale of its debt or equity securities; (ii) 300,000 Shares will vest on the earlier of March 20, 2016 or the date the Company receives at least $30,000,000 from the sale of its debt or equity securities; for purposes of the foregoing, traditional financing from banks or similar financial institutions will not be given effect and the

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Unaudited Financial Statements
For the three and nine month period ended June, 30, 2014

NOTE 9.     COMMITMENTS AND CONTIGENCIES (Continued)

required amounts and (iii) 300,000 Shares will vest on the earlier March 19, 2017 or the date the Company receives at least $45,000,000 from the sale of its debt or equity to be raised will be cumulative.

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

In addition the Company granted Mr. Keogh an option to purchase the Company's common stock pursuant to the following terms.

Shares Issuable Upon Exercise of Option	Option Exercise Price	Vesting Date (1)	Expiration Date

400,000	$8.00	3/20/2015	3/20/2018

400,000	$12.00	3/20/2016	3/20/2018

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

The fair value of options and warrants granted during the period were estimated on the date of grant using the Black Scholes option pricing model and the following assumptions:

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Unaudited Financial Statements
For the three and nine month period ended June, 30, 2014

NOTE 9.     COMMITMENTS AND CONTIGENCIES (Continued)

Year of option grant	2014

Market value of stock on grant date	$.02
Risk free interest rate	2.62%
Dividend yield	0%
Volatility factor	100%
Weighted average expected life	24	Months
Expected forfeiture rate	0%

Stock option activity is presented below.

For the three months and nine months ended June 30, 2014 and 2013 option expense was $35,460 and $-0- respectively.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at September 30, 2013	-	-	-	-

Granted	2,200,000	9.60	4	-

Cancelled	(1,200,000)	(9.30)	-	-

Outstanding at June 30, 2014	1,000,000	10.00		-

Expected to Vest at June 30, 2014	1,000,000			-

Total remainder of stock compensation expense to be recognized through the vesting date of the above options as of June 30, 2014 will be approximately $ 85,000.

In connection with the note receivable from Nature’s Own Wellness Center, Inc., on July 1, 2014, the Company entered into a consulting agreement with Nature’s Own Wellness Center, Inc. The Company will provide general advisory services for business development, facilities design and construction, cultivation and retail operations, marketing and the improvement and expansion of existing operations. The Company is to receive monthly compensation of $10,000

AMERICANN, INC.
 (fka NEVADA HEALTH SCAN, INC.)
Notes To Unaudited Financial Statements
For the three and nine month period ended June, 30, 2014

NOTE 9.     COMMITMENTS AND CONTIGENCIES (Continued)

plus pre-approved expenses. The consulting agreement terminates on December 31, 2016. The Company may terminate the agreement without cause with a 30 day notice. Nature’s Own may terminate the agreement if the Company does not provide funding as specified in the agreement or if the Company does not or is unable to perform its duties.

NOTE 10.    LAND DEPOSIT

On June 16, 2014, the Company entered into an agreement to purchase a five-acre parcel of undeveloped land in Denver, Colorado. The Company plans to develop the property as a facility called the "Denver Cannabis Center." Plans for the Denver Cannabis Center include the construction of a 126,000 square foot facility that would include greenhouse and indoor cultivation areas that will be sold to licensed cannabis operators. The Company does not cultivate, process or sell cannabis.

Additional plans for the Denver Cannabis Center include a cannabis dispensary, a research facility, a training center, an infused product production facility and corporate offices.

The Company paid the seller $250,000 for the option which amount will be applied toward the purchase price of $2,250,000 at the closing.

The Company estimates that the cost to build and develop the Denver Cannabis Center will be approximately $8.5 million.

Subsequent to June 30, 2014, the Company completed the transaction by paying the remaining $2,000,000 plus closing costs.

NOTE 11.    LEASE COMMITMENTS

The Company leases its office space located at 3200 Brighton Boulevard, Denver, Colorado for $2,710 per month commencing June 18, 2014 and ending June 30, 2015. The Company paid a refundable deposit of $3,110.

NOTE 12. SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 6, 2014, the date the financial statements were available to be issued.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Unaudited Financial Statements
For the three and nine month period ended June, 30, 2014

NOTE 12.     SUBSEQUENT EVENTS (Continued)

On July 31, 2014, the Company completed a real estate purchase and paid $2,250,000 plus closing costs. See Note 10.

An officer of the Company loaned the Company $250,000. The loan is due on December 31, 2014 and bears interest at 5%.

During July 2014, the Company sold 867,667 Units to a group of accredited investors at a price of $3.00 per Unit. Each Unit consists of one share of the Company’s common stock and one warrant. Each warrant allows the holder to purchase one share of the Company’s common stock at a price of $8.00 per share at any time on or before April 30, 2018. An officer and director of the Company purchased $2,000,000 of the Units for cash.

The Company also loaned an additional $450,000 to Natures Wellness Center in July 2014 pursuant to the note receivable agreement. (See Note 4).

On July 30, 2014 the Company’s Board of Directors approved the issuance of up to $10 million in a Convertible Note Offering to accredited and institutional investors. The secured notes will carry an annual interest rate, be convertible into common stock at the discretion of the investors and include warrants.

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

RESULTS OF OPERATIONS

In January 2014 the Company began operating in accordance with its new business plan.  As of June 30, 2014 the Company had not generated any revenue.

On June 16, 2014, the Company entered into an option agreement to purchase a five-acre parcel of undeveloped land located in North Central Denver, Colorado.  On July 31, 2014 the Company exercised the option.  The Company paid $250,000 for the option which was applied to the total purchase price of $2,250,000 for the property.

The property is currently zoned for cannabis cultivation and processing by the City and County of Denver.

The Company plans to develop the property as a facility called the “Denver Cannabis Center.”  Plans for the Denver Cannabis Center include the construction of a 126,000 square foot facility that would include greenhouse and indoor cultivation areas that will be sold to licensed cannabis operators.

Additional plans for the Denver Cannabis Center include a cannabis dispensary, a research facility, a training center, an infused product production facility and corporate offices.

In developing the Denver Cannabis Center, the Company plans to utilize the most innovative and advanced cultivation methods available.  The Company believes that through effective design and optimal practices, its clients and partners can achieve greater efficiency, product quality and the highest level of environmental standards.

The Company plans to build the Denver project as a prototype for development of comparable facilities in other states that allow for and regulate cannabis.  To complete the project as planned, the Company will need to receive all necessary government approvals as well as additional capital.

On July 1, 2014 the Company entered into a Financing and Consulting Agreement with Nature’s Own Wellness Centers, a licensed Colorado cannabis dispensary owner and grower.  Pursuant to the agreement, the Company agreed to loan Nature’s Own up to $1,000,000.  The proceeds of the secured loan will be used by Nature’s Own to convert an existing 15,000 square foot warehouse into a new cannabis growing and processing facility.

On June 23, 2014, $200,000 was advanced to Nature’s Own.  As of August 1, 2014, the Company had funded $650,000 of the total loan commitment of $1,000,000.

The loan has a 30-month term, bears interest at 18% annually, and requires monthly payments to the Company. Nature's Own will also pay the Company $300,000 in consulting fees for its cannabis operations over the 30-month period.  Over the term of the 30-month loan, the agreement calls for the Company to receive average monthly payments of principal, interest and consulting fees in excess of $56,000.

The Company recently raised $2,363,000 in equity financing via a private placement to accredited investors. The Company sold 876,667 Units at a price of $3.00 per Unit.  Each Unit consists of one share of the Company’s common stock and one warrant.  Each warrant allows the holder to purchase one share of the Company’s common stock at a price of $8.00 per share at any time on or before April 30, 2018.   Benjamin J. Barton, an officer and director of the Company, purchased $2,000,000 of the Units for cash as an investment.

On July 30, 2014 the Company’s Board of Directors approved the issuance of up to $10 million in a Convertible Note Offering to accredited and institutional investors. The secured notes will carry an annual interest rate, be convertible into common stock at the discretion of the investors and include warrants.

With the expected offering proceeds, the Company plans to expand to other states that have approved and regulate cannabis.  The Company will limit its funding to states in which cannabis is approved and regulated by the respective state in which the cannabis entrepreneurs operate.

Since the Company was inactive prior to January 2014, any comparison of the Company’s operating results for the six months ended June 30, 2014 and its financial condition as of June 30, 2014 with any prior periods would not be meaningful.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s sources and (uses) of funds for the six months ended June 30, 2014 are shown below:

Net cash provided by (used in) operations	$(319,880)
Purchase of equipment	$(4,626)
Loan to third party	$(200,000)
Option payment	$(250,000)
Sale of common stock	$800,001
Loan from related party	$5,600

The Company does not have any firm commitments from any person to provide it with any capital.

See Note 2 to the financial statements included as part of this report for a description of the Company’s accounting policies and recent accounting pronouncements.

Item 4.     Controls and Procedures.

(a)           The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officers, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2014, the Company’s Principal Executive and Financial Officers evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officers concluded that the Company’s disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

AMERICANN, INC.

August 14, 2014	By:	/s/ Timothy Keogh
Timothy Keogh,
Principal Executive Officer

August 14, 2014	By:	/s/ Benjamin Barton
Benjamin Barton,
Principal Financial and Accounting Officer