Form 10-K
period 2014-09-30
Americann, Inc.
filed 2015-02-18
CIK 1508348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________ to ______________

Commission file number:  000-54231

AMERICANN, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-4336843
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3200 Brighton Blvd., Unit 114 Denver, CO 80216
(Address of Issuer's Principal Executive Offices, Zip Code)

Issuer’s telephone number, including area code:  (303) 862-9000

Securities registered under section 12(g) of the Exchange Act: Common Stock, ($0.001 Par Value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,  and will not be contained,  to the best of Registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).  Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2014, was $0.

As of December 31, 2014, the registrant had 16,581,000 outstanding shares of common stock.

PART I

Forward-Looking Statements

This report contains or incorporates by reference forward-looking statements, concerning our financial condition, results of operations and business.  These statements include, among others:

●	statements concerning the benefits that we expect will result from the business activities that we contemplate; and
●	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

You can find many of these statements by looking for words such as “believes”, “expects”, “anticipates”, “estimates” or similar expressions used in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements.  Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied.  We caution you not to put undue reliance on these statements, which speak only as of the date of this report.

ITEM 1.  BUSINESS.

We were incorporated on June 25, 2010 under the laws of Delaware.  We were established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. (“AP”).  Under AP’s Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, we were incorporated to: (i) hold any interest which AP retained in the development of an MRI facility in Nevada; and (ii) issue shares of its common stock to AP’s general unsecured creditors, to its administrative creditors, and to its shareholders in order to enhance their opportunity to recover from the bankruptcy estate.

Since we lacked the resources to effectively develop an MRI facility in June, 2012, we decided to promote medical tourism by providing information on a website for those seeking to travel abroad for healthcare services.  We planned to generate revenue by selling advertising to healthcare providers and related businesses including hotels and travel businesses.

In September 2013 we abandoned our business plan relating to promoting medical tourism.

On January 17, 2014, Strategic Capital Partners, LLC (“SCP”) a firm controlled by Benjamin J. Barton, acquired 14,950,000 shares of our outstanding common stock from a group of our shareholders.

On February 21, 2014 we changed our name from Nevada Health Scan, Inc. to Americann, Inc. and declared a stock dividend in the amount of four shares of common stock for each issued and outstanding share of common stock.

On February 24, 2014 SCP returned 65,750,000 of its shares to us.

During March and April 2014 we sold 1,000,000 shares of our common stock to private investors at a price of $0.75 per share.  Benjamin J. Barton, one of our officers and directors, purchased 400,000 of these shares for cash as an investment.

During July 2014 we raised $2,373,000 through the private sale of 791,000 Units at a price of $3.00 per Unit.  Each Unit consisted of one share of our common stock and one warrant.  Each warrant allows the holder to purchase one share of our common stock at a price of $8.00 per share at any time on or before April 30, 2018.   Benjamin J. Barton, purchased $2,000,000 of the Units for cash as an investment.

We plan to provide an essential set of services to the regulated cannabis industry.  The market research firm ArcView Group estimates the market for the regulated cannabis industry for 2013 was $1.53 billion, expected to grow to $2.53 billion in 2014 and $10.2 billion in ten years.  Based on the ArcView analysis, the cannabis industry is projected to grow faster than any other industry in the country over the next decade.

While the industry is growing rapidly, the cannabis industry faces several major obstacles that challenge its growth and profitability.  First, marijuana is a Schedule-I controlled substance and is illegal under the federal law.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law.  Second, the cultivation of cannabis is a very capital-intensive enterprise.  Many cannabis entrepreneurs do not have access to the capital that is necessary to build the infrastructure to meet growing demand.  Traditional sources of financing, such as banks, are not available currently to cannabis producers and retailers.  Also, there is a significant shortage of knowledge related to virtually all areas of the cannabis business.  When new states are added to the list of regulated cannabis markets, there will be a scarcity of experience and expertise to serve the needs of growers and retailers in these states.

We believe that, since the industry is so new, there is significant potential to transform the cannabis business through professionalism, innovation and the application of technology.

We are based in Colorado, which by virtue of it being the first state to implement cannabis access to adults for non-medical purposes, provides an ideal environment for which to serve the growing cannabis industry as it expands nationally.

We do not intend to cultivate, produce, distribute or sell cannabis, but plan to provide a wide variety of essential services to licensed, regulated cannabis growers and retailers.  These services include financing, cultivation center design, operational consulting, real estate development, and research.

We plan to generate revenue and profits from several sources including developing and selling cannabis cultivation facilities, interest income from loans to licensed cannabis operators, consulting and the licensing or sale of intellectual property.

In January 2014, we began operating in accordance with our new business plan.  As of September 30, 2014, we had generated only limited revenue.

During the summer of 2014 we entered into a Financing and Consulting Agreement with Nature’s Own Wellness Centers, a licensed Colorado cannabis dispensary owner and grower.  Pursuant to the agreement, we loaned Nature’s Own $1,000,000.  The proceeds of the secured loan will be used by Nature’s Own to convert an existing 15,000 square foot warehouse into a new cannabis growing and processing facility.

The loan has a 30-month term, bears interest at 18% annually, and requires monthly payments to us. Nature's Own will also pay us $300,000 in consulting fees for its cannabis operations over the 30-month period.  Over the term of the 30-month loan, the agreement calls for us to receive average monthly payments of principal, interest and consulting fees in excess of $56,000.

Effective January 1, 2015 we modified our loan and consulting agreement with Natures Own Wellness Centers.  The modification to the loan agreement eliminated required principal payments for January through May 2015 and increased the final principal payment due on December 1, 2016 to $182,531.  The consulting agreement was modified to extend the term of the consulting agreement by five months to May 31, 2017.  Monthly consulting payments of $10,000 remain the same.

On July 31, 2014 we closed on an all cash purchase of a five-acre parcel of land located in north central Denver, Colorado.   The total purchase price for the property was $2,250,000.   We plan to develop the property as a facility called the "Denver Cannabis Center."  The property is currently zoned for cannabis cultivation and processing by the City and County of Denver.

The Denver Cannabis Center will be designed to include 125,000 square feet of greenhouse and indoor cultivation areas.  We plan to sell these facilities to one or more licensed cannabis entrepreneurs.  Additional plans for the Denver Cannabis Center include a dispensary, a research facility, a training center, an infused product production facility and corporate offices.

In developing the Denver Cannabis Center, we plan to utilize the most innovative and advanced cultivation methods available.  We believe that through effective design and optimal practices, its clients and partners can achieve greater efficiency, product quality and the highest level of environmental standards.

We plan to build the Denver project as a prototype for development of comparable facilities in other states that allow for and regulate cannabis.  To complete the project as planned, the Company will need to receive all necessary government approvals as well as additional capital.

We plan to expand to other states that have approved and regulate cannabis.  We will limit our funding to states in which cannabis is approved and regulated by the respective state in which the cannabis entrepreneurs operate.

On September 21, 2014 we entered into two loan agreements with Wellness Group Pharms, LLC (“WGP”).  Subsequent to entering into the loan agreements WGP, applied to the state of Illinois for licenses to operate two marijuana cultivation facilities.

On February 2, 2015 WGP was notified that it was awarded one of the licenses for which it had applied.  It was not awarded a second license.  Under the terms of the loan agreement pertaining to the license awarded to WGP, we agreed to loan WGP up to $4,700,000, subject to certain conditions.  Proceeds from the loan would be used to construct the marijuana cultivation facility and for start-up costs.

The loan agreement also provided that, within seven days of receiving notification that a license application has been accepted, WGP was required to notify us of its election to proceed to close the loan.  If WGP did not notify us of its election to proceed to close the loan within the seven day period, WGP agreed to pay us a breakup fee of $150,000, payable upon the expiration of the seven day period, plus $47,600 per month for twenty-four months.

On February 9, 2015 WGP notified us that it would not close the loan.  Accordingly, we intend to notify WGP of its obligation to pay us the breakup fee.

On January 14, 2015, we entered into an agreement to purchase a 52.6 acre parcel of undeveloped land in Freetown, Massachusetts.  The property is located approximately 47 miles southeast of Boston.  We plan to develop the property as the Massachusetts Medical Cannabis Center “MMCC”. Plans for the MMCC may include the construction of sustainable greenhouse cultivation and processing facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program.  Additional plans for the MMCC may include a testing laboratory, a research facility, a training center, an infused product production facility and corporate offices.

We paid the seller $100,000 upon the signing of the agreement which amount will be applied toward the purchase price of $4,000,000 at the closing.  The closing must take place on or before June 1, 2015.

Market Conditions

A total of 23 states and the District of Columbia have medical cannabis laws, with 14 active state markets in 2014.  Four of those states and Washington, DC, have legalized cannabis for adults 21 and over. Many predict that other states will follow Colorado, Washington, Alaska and Oregon in enacting legislation or approving ballot measures that expand the permitted use of cannabis.

The market research firm ArcView Group estimates the market for the regulated cannabis industry for 2013 was $1.53 billion, $2.7 billion in 2014, expected to grow to $3.5 billion in 2015 and reach $10.2 billion by 2019.  Based on the ArcView analysis, the cannabis industry is projected to grow faster than any other industry in the country over the next decade.

According to an April 11, 2014 article in the Huffington Post, one study of the marijuana industry predicts that by 2018 retail marijuana sales could be $7.4 to $8.2 billion.

Government Regulation

Marijuana is a Schedule-I controlled substance and is illegal under federal law.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse.  The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.”  If the federal government decides to enforce the Controlled Substances Act in Colorado with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

As of January 30, 2015, 23 states and the District of Columbia allow their citizens to use Medical Marijuana.  Additionally, voters in the states of Colorado and Washington approved ballot measures last November to legalize cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of such federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of such current federal laws could cause significant financial damage to us and our shareholders.  While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal or state governments or the enactment of new and more restrictive laws.

Competition

Currently, there are a number of other companies that are involved in the marijuana industry, many of which we consider to be our competition. Many of these companies provide services similar to those which we provide or plan to provide.  We expect that other companies will recognize the value of serving the marijuana industry and become our competitors.

General

Our offices are located at 3200 Brighton Blvd., Unit 144 Denver, CO 80216.

As of January 30, 2015 we had one employee, that being Timothy Keogh, our Chief Executive Officer.  As of January 30, 2015, Mr. Keogh was spending approximately 90% of his time on our business.

ITEM 2.  PROPERTIES.

See Item 1. Business.

ITEM 3.  LEGAL PROCEEDINGS.

We are not involved in any legal proceedings and we do not know of any legal proceedings which are threatened or contemplated.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQX and OTC Bulletin Board under the trading symbol “ACAN”.  There has been limited trading of our common stock since trading began on July 10, 2014.

Shown below is the range of high and low closing prices for our common stock as reported by the OTCQX or OTC Bulletin Board for the period presented:

Quarter Ended	High	Low

September 30, 2014	$6.00	$0.86

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors.  Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend.  No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.  We currently intends to retain any future earnings to finance future growth.  Any future determination to pay dividends will be at the discretion of our directors and will depend on our financial condition, results of operations, capital requirements and other factors the board of directors considers relevant.

Our Articles of Incorporation authorize the Board of Directors to issue up to 20,000,000 shares of preferred stock.  The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid with respect to the holders of common stock.  The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by management.

During March and April 2014, we sold 1,000,000 shares of our common stock to private investors at a price of $0.75 per share.  During July 2014, we raised $2,373,000 through the private sale of 791,000 Units at a price of $3.00 per Unit.  Each Unit consisted of one share of our common stock and one warrant.  Each warrant allows the holder to purchase one share of our common stock at a price of $8.00 per share at any time on or before April 30, 2018.  On February 5, 2014 we issued 40,000 shares of common stock in exchange for services performed of which 20,000 shares were earned on February 5, and 20,000 shares were earned on May 5, 2015.  The value of these shares was $15,000 based on the estimated fair market value of the shares on the date the services were completed. In connection with the issuance of these securities, we relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).  The persons who acquired these securities were sophisticated investors and were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these securities acquired them for their own accounts. The certificates representing these securities bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration under the Securities Act. No commission was paid to any person in connection with the offer or sale of these securities.

As of January 30, 2015, we had approximately 170 shareholders of record and 16,581,000 outstanding shares of common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We were incorporated on June 25, 2010 to develop an MRI facility in Nevada.

Since we lacked the resources to effectively develop an MRI facility in June, 2012, we decided to promote medical tourism by providing information on a website for those seeking to travel abroad for healthcare services.  We planned to generate revenue by selling advertising to healthcare providers and related businesses including hotels and travel businesses.

In September 2013 we abandoned our business plan relating to promoting medical tourism.

Our new business plan involves developing and selling cannabis cultivation facilities, providing loans and consulting services to licensed cannabis operators, and licensing or selling intellectual property.  See Item 1 o f this report for a detailed description of our plan of operations.

RESULTS OF OPERATIONS

In January 2014, we began operating in accordance with our new business plan.  As of September 30, 2014, we had generated only limited revenue.

Since we were inactive prior to January 2014, any comparison of our operating results for the year ended September 30, 2014 and its financial condition as of September 30, 2014 with any prior periods would not be meaningful.

LIQUIDITY AND CAPITAL RESOURCES

During March and April 2014 we sold 1,000,000 shares of our common stock to private investors at a price of $0.75 per share.  Benjamin J. Barton, one of our officers and directors, purchased 400,000 shares as an investment.

During July 2014 we raised $2,373,000 through the private sale of 791,000 Units at a price of $3.00 per Unit.  Each Unit consisted of one share of our common stock and one warrant.  Each warrant allows the holder to purchase one share of our common stock at a price of $8.00 per share at any time on or before April 30, 2018.   Benjamin J. Barton purchased 666,667 Units for cash as an investment.

As of February 10, 2015 we had borrowed $1,415,000 from Strategic Capital Partners, LLC, a Company controlled by Benjamin J. Barton, one of our officers and directors.  The loan is unsecured and bears interest at 5% per year.  Interest is payable on March 31 and September 30 of each year.  The loan, plus all unpaid principal interest, is due on December 31, 2015.

See Item 1 of this report for information concerning a loan we made to Natures Own Wellness Centers, our purchase of land in Denver, Colorado and an agreement we have to purchase land in Freetown, Massachusetts.

Our sources and (uses) of funds for the year ended September 30, 2014 are shown below:

Net cash provided by (used in) operations	$(515,378)
Purchase of fixed assets	(7,857)
Purchase of land	(250,809)
Note receiveable	(1,000,000)
Sale of common stock	1,123,000
Loan from related party	825,000

Our future capital requirements are shown below:

Description	Amount

Denver Cannabis Center	8,500,000
Property purchase (Massachusetts)	$3,900,000

We will need to raise enough capital to fund our operations and capital requirements until we are able to earn a profit.  We do not know what the terms of any future capital raising may be but any future sales of our equity securities will dilute the ownership of existing stockholders and could be at prices below the market price of our common stock.  Our inability to obtain the capital which we require may result in our failure.  As of the date of this report we do not have any commitments from any person to provide us with capital.

TRENDS

The factors that will most significantly affect our future operating results, liquidity and capital resources will be:

●	Government regulation of the marijuana industry;
●	Revision of Federal banking regulations for the marijuana industry; and
●	Legalization of recreational marijuana in other states.

Other than the foregoing, we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on:

●	revenues or expenses;
●	any material increase or decrease in liquidity; or
●	expected sources and uses of cash.

As of September 30, 2014 we did not have any off-balance sheet arrangements.

 Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and related notes. Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Annual Report for the year ended September 30, 2014. We have identified below our critical accounting policies and estimates that we believe require the greatest amount of judgment. These estimates and judgments have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. The accounting policies that reflect our more significant estimates and judgments and that we believe are the most critical to fully understand and evaluate our reported financial results include the following:

Accounting for Derivative Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of: (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates

Fair Value of Financial Instruments

The Company adopted ASC Topic 820, Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC Topic 820 establishes a common definition for fair value to be applied to existing US GAAP that requires the use of fair value measurements that establishes a framework for measuring fair value and expands disclosure about such fair value measurements.
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC Topic 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC Topic 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC Topic 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Going Concern Uncertainties

For the year ended September 30, 2014, we had net revenues of $30,000 and incurred a net loss of ($1,411,450). We will need to generate significant additional revenue and/or cost reductions to achieve profitability. While management believes that we may achieve profitability in the future, there can be no assurance that we will do so. Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon numerous factors outside of our control, including sales of our advertising and software products and reduction of our debt obligations.

It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has issued a "going concern" qualification as part of their opinion on our consolidated financial statements for the year ended September 30, 2014, which is contained elsewhere in this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Attached.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND    FINANCIAL DISCLOSURE.

See the Company’s 8-K report filed on February 27, 2014 regarding a change in our auditors.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedure

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective for the same reasons that our internal control over financial reporting were not adequate.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley (SOX) Section 404.A. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;
(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the issuer’s financial statements.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2014, the end of the period covered by this Annual Report on Form 10-K for the year ended September 30, 2014. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework, published in 1992. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting were not effective during the 2014 fiscal year at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP. As a result, we did not adequately test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis. In addition, we did not properly evaluate the accounting and valuation for certain equity instruments. While Management has reviewed the financial statements and underlying information included in this Annual Report on Form 10-K in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects, the deficiency in accounting personnel that existed in fiscal 2014 could have led to an error in the original accounting of the estimated fair market value of certain equity instruments.

Remediation of Material Weaknesses.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

We plan to obtain and hire additional accounting personnel, and continue to enhance our internal finance and accounting organizational structure.

We may hire a third party consultant who has the required background and experience in accounting principles generally accepted in the United States of America and with SEC rules and regulations.

We are in the process of further enhancing the supervisory procedures to include additional levels of analysis and quality control reviews within the accounting and financial reporting functions.

We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent treatment and recording of reserve estimates and that validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

While we have not yet remediated these material weaknesses, we will continue our remediation efforts during fiscal 2015.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position

Timothy Keogh	34	Chief Executive Officer and a Director

Benjamin J. Barton	50	Chief Financial and Accounting Officer and a Director

The following is a brief summary of the background of each officer and director including their principal occupation during the five preceding years.  All directors will serve until their successors are elected and qualified or until they are removed.

Timothy Keogh was appointed Chief Executive Officer and a director of the Company on March 25, 2014.  Mr. Keogh has been the Chief Executive Office and a director of Coastal Compassion, Inc., a corporation which is attempting to enter the medical marijuana business.  This effort began in September of 2012 and was formalized under Massachusetts G.L. Chapter 180 in August of 2013.  Under the direction of Mr. Keogh, Coastal Compassion, Inc. may receive 1 of 35 licenses in Massachusetts.

Between November 2010 and November 2013 Mr. Keogh owned and managed Dock Promotions, LLC, a company which provided consulting services to waterfront developments and marinas in the areas of design, construction, and operations.   Between 2003 and 2010, Mr. Keogh was the Director of Business Services for Marina Management Services, Inc., a corporation which provided management & consulting solutions to waterfront developments, marinas and boatyards throughout the Americas and the Caribbean.

Mr. Keogh is a founder of the recently formed Cannabis Producers Association of New England, an advisory board member of the Rhode Island Patient Advocacy Coalition, and an active member and invited speaker for the National Cannabis Industry Association.  Mr. Keogh holds a Bachelor of Science in Business Administration from Mount St. Mary’s College.

Mr. Barton was appointed a director on January 14, 2014 and Chief Financial Officer on January 22, 2014. Since 1986, Mr. Barton has been active in all aspects of venture capital and public stock offerings. Since 2005, Mr. Barton has been the Managing Director of Strategic Capital Partners, LLC, a private investment company specializing in emerging companies. Prior to earning an MBA in Finance from UCLA, Mr. Barton received his Bachelor of Science degree in Political Science from Arizona State University.

Effective March 25, 2014, we entered into an employment agreement with Mr. Keogh.  The agreement has an initial term of two years and provides that we will pay Mr. Keogh $12,000 per month during the term of the agreement.  Pursuant to the employment agreement, Strategic Capital Partners, LLC, our largest shareholder, sold 1,200,000 shares of our common stock to Mr. Keogh at a price of $0.001 per share.

Of these 1,200,000 shares, 900,000 shares are subject to vesting requirements.  The vesting schedule for the remaining 900,000 shares is as follows:

Provided Mr. Keogh is employed by us as of the date of each vesting: (i) 300,000 Shares will vest on the earlier of March 20, 2015 or the date us receive at least $15,000,000 from the sale of its debt or equity securities; (ii) 300,000 shares will vest on the earlier of March 20, 2016 or the date we receive at least $30,000,000 from the sale of its debt or equity securities; and (iii) 300,000 shares will vest on the earlier March 19, 2017 or the date we receive at least $45,000,000 from the sale of its debt or equity securities.  For purposes of the foregoing, traditional financing from banks or similar financial institutions will not be given effect and the required amounts to be raised will be cumulative.

All shares that are not vested at the time of termination of Mr. Keogh’s employment, will be repurchased by us at a price of $0.001 per share.  Any shares which are not vested and which are not required to be purchased by us will be returned to treasury and cancelled.

See Item 12 this report for information concerning options granted to Mr. Keogh.

Our directors serve until the next annual meeting of our shareholders and until their successors have been duly elected and qualified.  Our officers serve at the discretion of our directors.  We do not compensate any person for acting as a director.

We believe our directors are qualified to act as such for the following reasons:

Timothy Keogh – experience in marijuana industry
Benjamin J. Barton – experience in the capital markets

Timothy Keogh and Benjamin J. Barton are not independent as that term is defined in Section 803 of the NYSE MKT Company Guide.

We do not have a financial expert as that term is defined by the Securities and Exchange Commission.

Our Board of Directors does not have standing audit, nominating or compensation committees, committees performing similar functions, or charters for such committees. Instead, the functions that might be delegated to such committees are carried out by our Board of Directors, to the extent required. Our Board of Directors believes that the cost of associated with such committees, has not been justified under our current circumstances.

Given our lack of operations to date, our Board of Directors believes that its current members have sufficient knowledge and experience to fulfill the duties and obligations of an audit committee. None of the current Board members is an “audit committee financial expert” within the meaning of the rules and regulations of the Securities and Exchange Commission. The Board has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication.

Our Board of Directors does not currently have a policy for the qualification, identification, evaluation, or consideration of board candidates and does not think that such a policy is necessary at this time, because it believes that, given the limited scope of our operations, a specific nominating policy would be premature and of little assistance until our operations are at a more advanced level. Currently the entire Board decides on nominees.

Our Board of Directors does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. We do not have any restrictions on shareholder nominations under its articles of incorporation or bylaws. The only restrictions are those applicable generally under Utah law and the federal proxy rules. The Board will consider suggestions from individual shareholders, subject to an evaluation of the person’s merits. Shareholders may communicate nominee suggestions directly to the Board, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

Our Board of Directors does not have a “leadership structure” since each board member is free to introduce any resolution at any meeting of our directors and is entitled to one vote at any meeting.

Holders of our common stock may send written communications to our entire board of directors, or to one or more board members, by addressing the communication to “the Board of Directors” or to one or more directors, specifying the director or directors by name, and sending the communication to our offices in Lakewood, Colorado.  Communications addressed to the Board of Directors as whole will be delivered to each board member.  Communications addressed to a specific director (or directors) will be delivered to the director (or directors) specified.

Security holder communications not sent to the Board of Directors as a whole or to specified board members will be relayed to board members.

During the two years ended September 30, 2014 we did not compensate any person for serving as a director.

ITEM 11.  EXECUTIVE COMPENSATION.

During the two years ended September 30, 2014 we paid the following compensation to our officers:

Name	Year	Salary	Bonus	Options	Total

Timothy Keogh	2014	$72,000	--	--	$72.000
Chief Executive Officer

Benjamin J. Barton	2014	--	--	--	--
Chief Financial Officer

Jay Czarkowski	2014	$32,000	--	--	$32,000
Chief Executive Officer

Dean Konstantine	2014	--	--	--	--
Chief Executive Officer	2013	--	--	--	--

Josephine Resma	2014	--	--	--	--
Chief Financial Officer	2013	--	--	--	--

Howard Behling	2014	--	--	--	--
Vice President	2013	--	--	--	--

Mr. Keogh was appointed as our Chief Executive Officer on March 25, 2014.

Mr. Barton was appointed as our Chief Financial Officer on January 21, 2014.

Mr. Czarkowski served as our Chief Executive Officer between January 22, 2014 and March 19, 2014.

Mr. Konstantine, Ms. Resma and Mr. Behling resigned as officers and directors in January 2014.

The following shows the amounts we expect to pay to our officers during the twelve months ending September 30, 2015 and the amount of time these persons expect to devote to us.

		% of time to be devoted
Name	Projected Compensation	to the Company’s business

Timothy Keogh	$144,000	90%

Benjamin J. Barton	0	80%

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the ownership, as of December 31, 2014, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group.  Each owner has sole voting and investment power over their shares of common stock.

			% of Outstanding
Name	Shares Owned		Shares

Timothy Keogh	1,200,000	(1)	7.6%
Benjamin J. Barton	--		--
Strategic Capital Partners, LLC	7,900,000	(2)	50.1%

All officers and directors
as a group (two persons)	9,100,000		57.7%

(1)	Of these 1,200,000 shares, 900,000 shares are subject to vesting requirements. Item 10 of this report regarding Mr. Keogh’s employment agreement for further details.

(2)	Strategic Capital Partners, LLC, is controlled by Mr. Barton.

Options and Warrants

The Company has issued warrants/options to the persons and upon the terms shown below:

		Shares issuable
	Date of	upon exercise	Exercise	Vesting	Expiration
Name	Issuance	of warrants/options	price	Date (2)	date

Strategic Capital	2/14/2014	1,200,000	$8.00	N/A	1/22/2018
Partners, LLC (1)	2/14/2014	600,000	$12.00	N/A	1/22/2018

Timothy Keogh	3/25/2014	800,000	$8.00	1/22/2015	1/22/2018
Timothy Keogh	3/25/2014	400,000	$12.00	7/22/2015	1/22/2018

Jay Czarkowski	3/19/2014	100,000	$8.00	N/A	3/28/2018
Jay Czarkowski	3/19/2014	100,000	$12.00	N/A	3/28/2018

(1)	Strategic Capital Partners is controlled by Benjamin J. Barton.

(2)	The vesting date is the date the options may first be exercised. Vesting will occur for the applicable options if Mr. Keogh is employed by the Company on the vesting date.

We have also granted options to a number of persons which allow for the purchase of up to 105,000 shares of common stock at a price of $0.75 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As explained in Item 7 of this report, Benjamin J. Barton, one of our officers and directors, purchased shares of our common stock and warrants in two separate private placements.

As of February 10, 2015, we had borrowed $1,415,000_from Strategic Capital Partners, LLC, a Company controlled by Benjamin J. Barton, one of our officers and directors.  The loan is unsecured, and bears interest at 5% per year.  Interest is payable on March 31 and September 30 of each year.  The loan, plus all unpaid principal and interest, is due on December 31, 2015.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

For the year ended September 30, 2013 Kenne Ruan CPA, P.C. served as our independent public accounting firm.

For the year ended September 30, 2014 Hartley Moore Accountancy Corporation served as our independent registered public accounting firm.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by our independent accountants for the audit of our annual financial statements for the years ended September 30, 2014 and 2013, and the aggregate fees paid or accrued for audit-related services and all other services rendered by our independent accountants for those years.

	Year Ended September 30,
	2014	2013

Audit fees	$10,900	4,900
Tax fees	--	--
Other	--	--
Total	$10,900	$4,900

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with statutory or regulatory filings with the SEC. “Tax fees” include fees incurred in the review and preparation of our annual income tax filings.

Our Board of Directors, which serves as our audit committee, pre-approves the scope and estimated costs of all services rendered by our Principal Accountants.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

Exhibits

3.1.1	Certificate of Incorporation
3.1.2	Articles of Amendment dated February 21, 2014
3.2	Bylaws
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32.1	Section 1350 Certifications

Board of Directors and Stockholders
Americann, Inc. (fka Nevada Health Scan, Inc.)

We have audited the accompanying balance sheet of Americann, Inc. (fka Nevada Health Scan, Inc.) as of September 30, 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2014. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Americann, Inc. (fka Nevada Health Scan, Inc.)  as of September 30, 2014, and the results of its operations and its cash flows for the year ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corporation
Hartley Moore Accountancy Corporation

Irvine, California
February 17, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
 Nevada Health Scan, Inc.
 (A Development Stage Company)

We have audited the accompanying balance sheet of Nevada Health Scan, Inc. (a development stage company)  (the “Company”) as of September 30, 2013, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nevada Health Scan, Inc. as of September 30, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut

December 24, 2013

Americann, Inc.
(fka Nevada Health Scan, Inc.)
Balance Sheets

	September 30, 2014	September 30, 2013
ASSETS
Current Assets:
Cash	$173,956	$-
Deposits	100,000
Prepaid expenses	5,000	-
Total Current Assets	278,956	-
Plant, property, and equipment:
Furniture and equipment (net of $394 and $-0- depreciation)	7,463	-
Land	2,250,809	-
Total property, plant and equipment	2,258,272
Other assets:
Notes receivable	1,000,000	-
Security deposit	3,110	-
Total other assets	1,003,110	-
TOTAL ASSETS	$3,540,338	$-

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$25,515	$-
Related party payables	16,357
Interest payable - related party	5,192
Other payables	12,981
Deferred revenue	11,740	-
Total current liabilities	71,785	-
Long-term liabilities - note payable related party	825,000	-
TOTAL LIABILITIES	896,785	-
SHAREHOLDERS' EQUITY
Preferred stock, $0.0001 par value per share;
Authorized 20,000,000 Shares; Issued
and outstanding -0- shares.	-	-
Common Stock, $0.0001 per share;
Authorized 100,000,000 Shares; Issued
and outstanding 16,581,000 and 16,100,000 at
September 30, 2014 and 2013 respectively	1,658	1,610
Capital paid in excess of par value	4,606,718	661,839
Accumulated (Deficit)	(1,964,823)	(663,449)
TOTAL SHAREHOLDERS' EQUITY	2,643,553	0
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,540,338	$0

See Accompanying Notes To These Financial Statements.

Americann, Inc.
(fka Nevada Health Scan, Inc.)
Statements of Operations

	Fiscal Year	Fiscal Year
	Ended	Ended
	September 30,	September 30,
	2014	2013

Revenue:	$30,000	$-

Operating expenses

Contract services	185,365	-
Depreciation	394
Investor relations	29,919
Legal	196,097	-
Other G & A	78,976	12,601
Rent	14,689	-
Stock based compensation	821,927
Travel	30,431	-

Total operating expenses	1,357,798	12,601

(Loss) from operations	(1,327,798)	(12,601)

Other income (expense)

Debt forgiveness	-	15,101
Interest income	31,616
Interest expense (related party)	(5,192)	-
	26,424	15,101
Total other income

Net (loss) income	$(1,301,374)	$2,500

Basic and diluted (Loss) per common share	$(0.08)	$0.00

Weighted Average Common Shares Outstanding	15,953,243	16,100,000

See Accompanying Notes To These Financial Statements.

Americann, Inc.
(fka Nevada Health Scan, Inc.)
Statement of Shareholders' Equity

	Number Of		Capital Paid
	Common	Common	in Excess	Accumulated
	Shares Issued	Stock	of Par Value	Deficit	Total

Balance at October 1, 2012	16,100,000	$1,610	$661,839	$(665,949)	$(2,500)
Net income				2,500	2,500
Balance at September 30, 2013	16,100,000	$1,610	$661,839	$(663,449)	$-
February 21, 2014 4 for 1 stock dividend	64,400,000	6,440	(6,440)	-	-
Returned to treasury	(65,750,000)	(6,575)	6,575	-	-
Shares of common stock issued in connection
with the $.75 per share private placement memorandum	1,000,000	100	749,900		750,000
Shares of common stock issued in connection
with the $3.00 per share private placement memorandum	791,000	79	2,372,921		2,373,000
Shares issued for services	40,000	4	15,396		15,400
Stock based compensation			649,675		649,675
Stock options			156,852		156,852
Net (Loss)	-	-	-	(1,301,374)	(1,301,374)
Balance at September 30, 2014	16,581,000	$1,658	$4,606,718	$(1,964,823)	$2,643,553

See Accompanying Notes To These Financial Statements.

Americann, Inc.
(fka Nevada Health Scan, Inc.)
Statement Of Cash Flows

	Fiscal Year Ended	Fiscal Year Ended
	September 30,	September 30,
	2014	2013
Cash Flows From Operating Activities:
Net Income (Loss)	$(1,301,374)	$2,500
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	394	-
Stock option expense	156,852	-
Stock issued for services	15,400
Value of bargain purchase of common stock	649,675	-
Forgiveness of debt	-	(15,101)
Increase in prepaid expenses	(5,000)	-
Increase in security deposits & deposits	(103,110)	-
Increase in accounts payable	25,515	-
Increase in interest payable - related party	5,192	-
Increase in related party payables	16,357	-
Increase in deferred revenue	11,740	-
Increase in other payables	12,981	-
Net Cash Flows (used) in operations	(515,378)	(12,601)
Cash Flows From Investing Activities:
Purchase of fixed assets	(7,857)	-
Purchase of land	(250,809)	-
Increase in notes receivable	(1,000,000)	-
Net Cash Flows (used) in Investing activities	(1,258,666)
Cash Flows From Investing Activities:
Common stock issued for cash	1,123,000	-
Proceed from related party debt	825,000	12,601
Net Cash Flows provided by financing activities	1,948,000	12,601
Net Increase In Cash and cash equivalents	173,956	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$173,956	$0
Supplementary Disclosure Of Cash Flow Information:
Common stock issued at discount to officers	$-	$500
Common stock issued to related party pursuant to PPM
for land acquisition	$2,000,000	$-
Common stock issued for services	$15,400	$-
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes To These Financial Statements.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
 Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

NOTE 1.     ORGANIZATION AND BASIS OF PRESENTATION

Americann, Inc. (fka Nevada Health Scan, Inc.) ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on June 25, 2010.  The Company was  established as part of the Chapter 11  reorganization  of AP Corporate  Services,  Inc. ("AP"). Under AP's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and own any interest which AP had in the development of an MRI scanning facility;  and (2) issue shares  of  its  common  stock  to  AP's  general  unsecured  creditors,  to its administrative creditors, and to its shareholders.

Since the Company lacked the resources to effectively develop an MRI facility, in June 2012 the Company decided to promote medical tourism by providing information on a website for those seeking to travel abroad for healthcare services. The Company planned to generate revenue by selling advertising to healthcare providers and related businesses including hotels and travel agencies.

In September 2013, the Company abandoned its business plan relating to promoting medical tourism.

On January 17, 2014, a privately held limited liability company acquired approximately 93% of the Company’s outstanding shares of common stock from several of the Company’s shareholders which resulted in a change in control of the Company.

The Company’s new business plan is to offer a comprehensive, turnkey package of services that includes consulting, design, construction and financing to approved and licensed marijuana operators throughout the United States.  The Company’s business plan is based on the anticipated growth of the regulated marijuana market in the United States.

The Company’s activities are subject to significant risks and uncertainties including failure to secure funding to properly grow the operations.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

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

a.     USE OF ESTIMATES

The preparation of financial  statements in conformity  with U.S. generally  accepted accounting principles requires management to make estimates and assumptions that affect  the  reported  amounts  of assets  and  liabilities  and  disclosure  of contingent  assets and  liabilities at the date of the financial  statements and the  reported  amounts of revenues  and expenses  during the  reporting  period. The more significant estimates and assumptions made by management are valuation of equity instruments, depreciation of property and equipment, and deferred tax asset valuation. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

b.     CASH

For  the  balance  sheet  and  statements  of  cash  flows,  all  highly  liquid investments  with  maturity of 90 days or less are  considered  to be cash equivalents.  The Company had a cash balance of $173,956  and $-0- as of September 30, 2014 and September 30, 2013 respectively. At times, such cash balances may be in excess of the FDIC limit of $250,000

c.     INCOME TAXES

In accordance with ASC 740 - Income Taxes, the provision for income taxes is computed using the asset and liability method. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities have been adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

c.     INCOME TAXES (continued)

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2014, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. To date, the Company has not incurred any interest or tax penalties.

For federal tax purposes, the Company’s 2011 through 2013 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

d.     CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, notes receivables and deposits. The Company places its cash with high credit quality financial institutions. As of September 30, 2014 and 2013 there were no trade receivables.

e.     FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments, that requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2014 and 2013, the fair value of cash, notes receivable, accounts payable, accrued expenses, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

e.     FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The Company defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Level 1 — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 — Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.
Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

f.     ACCOUNTING FOR DERIVATIVE LIABILITIES

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

f.     ACCOUNTING FOR DERIVATIVE LIABILITIES (continued)

Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. The Company determined that none of the company’s financial instruments meet the criteria for derivative accounting as of September 30, 2014 and 2013.

g.     PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for repairs and maintenance are expensed as incurred. Major renewals and betterments that extend the life of the property are capitalized. Depreciation is computed using the straight-line method based upon the estimated useful lives of the underlying assets as follows:

Office furniture and equipment 7 years

h.     LONG-LIVED ASSETS

The Company’s long-lived assets consisted of property and equipment and are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

h.     LONG-LIVED ASSETS (continued)

Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through September 30, 2014, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

i.     EQUITY INSTRUMENTS ISSUED TO NON-EMPLOYEES FOR ACQUIRING GOODS OR SERVICES

Issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.  As a result, stock options granted to consultants are measured at the then current fair values at each reporting date.

j.     NONCASH EQUITY TRANSACTIONS

Shares of equity instruments issued for noncash consideration are recorded at the estimated fair market value of the consideration granted based on the estimated fair market value of the equity instrument, or at the estimated fair market value of the goods or services received whichever is more readily determinable.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

k.     STOCK BASED PAYMENTS

The Company accounts for share-based awards to employees in accordance with ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Share-based awards to non-employees are accounted for in accordance with ASC 505-50 “Equity”, wherein such awards are expensed over the period in which the related services are rendered.

l.     RELATED PARTIES

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

m.     REVENUE RECOGNITION

The Company recognizes revenue on consulting at the time the service is rendered. Revenue was $30,000 and $-0- for years September 30, 2014 and 2013, respectively.

n.     ADVERTISING

Advertising, promotional and selling expenses consisted of sales and marketing expenses, and promotional activity expenses. Expenses are recognized when incurred. Advertising expenses were $1,857 and $-0- for the years ended September 30, 2014 and 2013 respectively.

o.     GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consisted of professional service fees, rent and utility expenses, meals, travel and entertainment expenses, and other general and administrative overhead costs. Expenses are recognized when incurred.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

p.     BASIC AND DILUTED NET (LOSS) PROFIT PER SHARE

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive.

As the Company incurred net losses for the year ended September 30, 2014 no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive. Therefore, basic and dilutive net income (loss) per share were the same.

As of September 30, 2013 the Company’s dilutive securities had exercise prices greater than the estimated fair market value, therefore under the treasury stock method, none of the potential dilutive securities were included in the diluted common share calculation as such amount would be considered anti-dilutive.

q.     IMPACT OF NEW ACCOUNTING STANDARDS

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

The Company has chosen to adopt the ASU early for the Company’s financial statements as of September 30, 2014. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

q.     IMPACT OF NEW ACCOUNTING STANDARDS (continued)

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its  financial statements.

In August 2014, the FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or evens, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The Company will be required to perform an annual assessment of its ability to continue as a going concern when this standard becomes effective on January 1, 2017; however, the adoption of this guidance is not expected to impact our financial position, results of operations or cash flows.

NOTE 3.     GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $1,965,000 and $663,000 at September 30, 2014 and 2013, respectively, had a net loss of approximately, $1,302,000 for the year ended September 30, 2014 and net income of $2,500 for the fiscal year ended September 30, 2013, and working capital of approximately $207,000  and $-0- at September 30, 2014 and 2013 respectively. These matters, among others, raise substantial doubt about our ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public offering.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

NOTE 3.     GOING CONCERN (continued)

 In addition, during the third and fourth quarter of the year ending September 30, 2014, the Company raised $2,373,000 ( of which $2,000,000 was paid directly by the related party to the seller for the purchase of the land) pursuant to a Private Placement Memorandum,(See Note 7)in which the Company self under  written on a "best efforts" basis with a maximum of 1,000,000 units being offered at $3.00 per unit with each unit consisting of 1 shares of common stock and one warrant to purchase a share of common stock at $8.00 per shares with a expiration date of April 30, 2018. The subscription period terminated on September 30, 2014 which resulted in the Company selling 791,000 units for $2,373,000, in aggregate, resulting in the Company issuing 791,000 number of shares of common stock and warrants to purchase 791,000 shares of common stock pursuant to this Private Placement Memorandum.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate additional revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate additional revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4.     NOTES RECEIVABLE

On June 23, 2014 the Company entered into a secured financing agreement with Nature’s Own Wellness Center, Inc. (“Nature’s Own”). Financing was provided in a series of tranches for the construction progresses to renovate a 15,000 square foot warehouse into a cannabis growing and processing facility. The total amount of financing was $1,000,000, and accrues interest at 18% per annum, and matures on November 1, 2016. Monthly interest only payments are due July 1 through November 1, 2014. Monthly principal and interest payments of approximately $50,000 begin on December 1, 2104 through maturity. The note receivable is collaterized by substantially all of the assets of Nature’s Own and is personally guaranteed by one of the majority owners of Nature’s Own.

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

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

NOTE 4.     NOTES RECEIVABLE (continued)

The balance of the note receivable as of September 30, 2014, was $1,000,000. Accrued interest receivable for the year ended September 30, 2014 and 2013 was $-0-. Interest income for the year ended September 30, 2014 and 2013 was $31,616 and $-0- respectively. All payments have been received as of September 30, 2014.

NOTE 5.     DEPOSITS

The Company has entered into Letters of Intent with two groups that are applying for cannabis cultivation licenses as a part of the Illinois Compassionate Use of Medical Cannabis Pilot Program Act.

As part of this agreement, Americann, Inc. deposited $100,000 into a Trust Account held by its corporate attorneys as deposits for two Loan Agreements for applications in the Illinois medical marijuana program.  As per the Loan Agreements, AmeriCann, Inc. deposited $50,000 into a trust account for each of the applications. The loan agreements will only become effective when the applications are approved and if the applications are not approved the funds will be returned to Americann.

Under the terms of the agreements, in addition to consulting, AmeriCann, Inc. may provide capital for the acquisition of land, working capital and construction for new cannabis cultivation facilities in the state of Illinois. If all licenses are granted to these applicants in Illinois, the total investment could exceed $9,000,000.

If neither of the licenses are granted none of the parties to the agreement will have any financial obligation to one another.  Additionally, in the event that one or two licenses are granted by the State of Illinois to these applicants, AmeriCann, Inc. will have no financial obligation to provide capital or any other obligations.  However, in the event that either of the applicants are granted licenses and these license recipients then refuse to accept the loans and consulting services of AmeriCann, the agreements call for the license recipients to pay a breakup fee to AmeriCann, Inc.  The agreements call for breakup fees to be paid to AmeriCann in the amounts of $1,292,400 and $1,230,000 for the various agreements respectively, or $2,522,4000 in aggregate for both agreements to be paid over 24 months.  (See Note 14 for additional disclosure).

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

NOTE 6.     PROPERTY AND EQUIPMENT

September 30,
2014

Furniture and equipment	$7,857
Land*	2,250,809
2,258,666
Less accumulated depreciation	(394)
Net property and equipment	$2,258,272

Depreciation expense was approximately $400 and $-0- for the years ended September 30, 2014 and 2013, respectively.

*On June 16, 2014, the Company entered into an agreement to purchase a five-acre parcel of undeveloped land in Denver, Colorado for approximately $2,250,000. The Company plans to develop the property as a facility include  a  cannabis dispensary,   a  research  facility,  a  training  center,  an  infused  product production facility and corporate offices  called the "Denver  Cannabis  Center." Plans for the Denver Cannabis Center include the construction of a 126,000 square foot facility that would include greenhouse and indoor cultivation areas that will be sold to licensed cannabis operators. The Company does not cultivate, process or sell cannabis.

On July 30, 2014, the Company completed the transaction by paying cash in the amount of $2,250,000. ( of which $2,000,000 was paid directly to the Seller by a related party pursuant to the $3.00 PPM2) (See Note 7).

The Company  estimates that the total cost to build and develop the Denver Cannabis Center will be approximately $8,500,000. As of September 30, 2014 the Company has not incurred any costs related to the buildout.

NOTE 7.     STOCKHOLDERS' EQUITY

PREFERRED STOCK:

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock. 0 issued and outstanding at September 30, 2014 and 2013.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

NOTE 7.     STOCKHOLDERS' EQUITY (continued)

COMMON STOCK:

On January 17, 2014, Strategic Capital Partners, LLC ("SCP") acquired 14,950,000 shares of the Company's outstanding common stock, as well as warrants (series A through E) to purchase 5,000,000 shares of the Company's common stock from several private parties. These warrants were subsequently cancelled. As a result of the acquisition, SCP owns approximately 93% of the Company's common stock which resulted in a change of control of the Company.

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

On February 5, 2014 the Company granted 40,000 shares of common stock in exchange for services performed of which 20,000 shares were earned on February 5, and 20,000 shares were earned on May 5, 2014. The value of these shares was $15,400 in total based on the estimated fair market value of the shares on the date the services were complete.

Private Placements

During the second quarter of the year ending September 30, 2014, the Company raised $750,000 pursuant to a Private Placement Memorandum (PPM1), which was self under written by the Company on a "best efforts" basis for a maximum of 1,000,000 shares of common stock at $0.75 per shares. The subscription period terminated upon the sale of all 1,000,000 of common stock for $750,000. (of which 400,000 shares of common stock were purchased by Strategic Capital Partners) (See Note 10).

During the third and fourth quarter of the year ending September 30, 2014, the Company raised $2,373,000 (of which $2,000,000 was provided by Strategic Capital partners in which the monies were sent directly to the escrow agent for the acquisition on land) (See Note 10)  pursuant to a Private Placement

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

NOTE 7.     STOCKHOLDERS' EQUITY (continued)

Memorandum (PPM2), which was self under  written by the Company on a "best efforts" basis with a maximum of 1,000,000 units being offered at $3.00 per unit, with each unit consisting of 1 share of common stock and one warrant to purchase 1 share of common stock at an exercise price of $8.00 per share and expiring on April 30, 2018.The subscription period terminated on September 30, 2014 which resulted in the Company selling 791,000  units for $2,373,000, in aggregate, resulting in the Company issuing 791,000 shares of common stock and warrants to purchase 791,000 shares of common stock pursuant to this PPM2.

NOTE 8.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	For the Years
	Ended September 30,
	2014	2013

Net (loss) income attributable to common stockholders	$(1,301,374)	$2,500
Basic weighted average outstanding shares of common stock	15,953,243	16,100,000
Dilutive affects of common share equivalents	-0-	-0-
Dilutive weighted average outstanding shares of common stock	15,953,243	16,100,000
Net loss per share of voting and nonvoting common stock
Basic and Diluted	$(0.08)	$(0.00)

NOTE 9.     INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The Company follows Financial Accounting Standards Board Statement Accounting Standards Codification No. 740, “Accounting for Income Taxes”, which requires, among other things, an asset and liability approach to calculating deferred income taxes.  The components of the deferred income tax assets and liabilities arising under ASC No. 740 were as follows:

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

NOTE 9.     INCOME TAXES (continued)

	September 30,	September 30,
	2014	2013

Deferred tax assets:
Short-term	$-0-	$-0-
Long-term	-0-	-0-
Total deferred tax asset	$-0-	$-0-

Deferred tax liabilities:
Short-term	$-0-	$-0-
Long-term	-0-	-0-
Total deferred tax liabilities	$-0-	$-0-
Total deferred tax assets	-0-	-0-
Net deferred tax liability	$-0-	$-0-

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	September 30,		September 30,
	2014		2013
	Temporary	Tax	Temporary	Tax
	Difference	Effect	Difference	Effect

Deferred tax assets:
Net operating (loss)	1,268,956,	490,198	663,449	256,290
Valuation allowance	(1,268,956)	(490,198)	(663,449)	(256,290)

Total deferred tax asset	-0-	-0-	-0-	-0-

Deferred tax liabilities:
Depreciation timing difference	$(1,177)	$(455)	$-0-	$-0-
Valuation allowance	1,177	(455)	(-0-)	(-0-)
	-0-	-0-	-0-	-0-
Total deferred liability	-0-	-0-	-0-	-0-

Net deferred tax asset	$-0-	$-0-	$-	$-

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

NOTE 9.     INCOME TAXES (continued)

The Company accounts for income taxes pursuant to ASC 740.  At September 30, 2014 and 2013, the Company had approximately $1,269,000 and $664,000, respectively, in unused federal and state net operating loss carryforwards respectively, which begin to expire principally in the year 2030.  A deferred tax asset at each date of approximately $490,000 and $256,000 resulting from the loss carryforwards has been offset by a 100% valuation allowance.  The change in the valuation allowance for the period ended September 30, 2014 and 2013 was $234,000 and $(1,000) respectively.

The Company’s income tax filings are subject to audit by various taxing authorities. The Company has had no operations through until this fiscal year.  In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	September 30,
	2014	2013

U.S. Federal statutory graduated rate	34.00%	34.00%
State income tax rate,
net of federal benefit	4.63%	4.63%
Net rate	38.63%	38.63%

Net operating loss used	0.00%	0.00%
Net operating loss for which no tax
benefit is currently available	-38.63%	-38.63%
	0.00%	0.00%

NOTE 10.     RELATED PARTY TRANSACTIONS AND RELATED PARTY NOTES PAYABLE

Strategic Capital LLC purchased 400,000 shares of stock for $.75 per share or $300,000 and 666,667 units consisting of 1 share of common stock and 1 warrant for $3.00 or $2,000,000. Both of these were part of a Reg. D offering. (See Note 7).

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

During year ended September 30, 2014,  the  President  of the  Company advanced approximately $16,000  to  cover  certain  expenses.  This cash advance is evidenced by a non-interest bearing note, is due on demand and is recorded under related party payables in the accompanying balance sheet. In addition Strategic Partners loaned $825,000 to the Company at an interest rate of 5% per annum which is recorded under note payable related party in the accompanying balance sheet. The loan is due December 31, 2015. Interest only payments and principal can be prepaid at the discretion of the Company’s management. The balance of accrued interest at September 30, 2014 and 2013, respectively was $5,192 and $-0-. Interest expense related to the related party note payable was $5,192 and $-0- for the fiscal years ended September 30, 2014 and 201,  respectively.

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

NOTE 11.     WARRANTS

On June 25, 2010 , the Company issued 5,000,000 warrants (Series A-E). Each warrant allowed the holder to purchase one share of the Company’s common stock.  The terms of these warrants are shown below.

	Shares Issuable Upon
Series	Exercise of Warrants	Exercise Price
A	1,000,000	$1.00
B	1,000,000	$2.00
C	1,000,000	$3.00
D	1,000,000	$4.00
E	1,000,000	$5.00

The Series A - E warrants were to expire on January 4, 2014.  On December 27, 2013, the Company extended the maturity date of the warrants to January 4, 2015.  The estimated fair market value before and after this modification which resulted in a deminimus estimated fair market value. As a result, the modification did not have an impact on the Company’s operations and the Company did not record any additional expense.  In June 2014, the Series A – E warrants were cancelled.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

NOTE 11.     WARRANTS (Continued)

On February 14, 2014 the Company issued 1,800,000 warrants to Strategic Capital Partners, LLC, the Company’s largest shareholder for management consulting services. Based upon the Black-Scholes option pricing model, the estimated fair market value was determined to be diminimus

The terms of these warrants are shown below.

Shares Issuable Upon	Exercise	Expiration
Exercise of Warrants	Price	Date

1,200,000	$8.00	1/22/2018
600,000	$12.00	1/22/2018

During the third and fourth quarter of the year ended September 30, 2014 the Company sold 791,000 Units at a price of $3.00 per Unit pursuant to a private placement memorandum (See Note 7).  Each Unit consisted of one share of the Company’s common stock and one warrant.  Each warrant allows the holder to purchase one share of the Company’s common stock at a price of $8.00 per share at any time on or before April 30, 2018.

The following table shows the warrant activity for the two years ended September 30, 2014.

			Weighted-
	Shares		Average	Weighted-
	Issuable	Weighted	Remaining	Average
	Upon	Average	Contract Term	Intrinsic
	Exercise	Exercise Price	(yrs)	Value

Outstanding – September 30, 2012	5,000,000	$3.00	1.4	$-
Granted	--	--
Exercised	--	--
Cancelled	--	--
Outstanding – September 30, 2013	5,000,000	$3.00	1.4	-

Granted	2,591,000	$8.92	3.7
Exercised	--	--	--
Cancelled	(5,000,000)
Outstanding – September 30, 2014	2,591,000	$8.92	3.7	$-

Exercisable – September 30, 2014	2,591,000	$8.92	3.7	$-

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

NOTE 12.     COMMITMENT AND CONTIGENTCY

Employment Agreements

Mr. Czarkowski

On January 22, 2014, the Company entered into an employment agreement with Mr. Czarkowski, which was terminated in March of 2014 resulting in cancellation of certain shares and stock options and replaced with a consulting agreement.  The consulting agreement has an initial term of two years and provides that the Company will pay Mr. Czarkowski $12,000 per month during the term of the agreement which is being recorded under contract services in the accompanying statement of operations.  Pursuant to the consulting agreement the parties entered into a share purchase agreement in which Strategic Capital Partners sold 300,000 shares to Mr. Czarkowski at a price of $.02 per share with an estimated fair market value of $.75 per share based on the PPM1 in place at the time. As of September 30, 2014 the Company recognized $219,000 of stock based compensation the accompanying statement of operations for the difference between the price paid of $.02 and the estimated fair market value of $.75 per share.

Pursuant to the original employment agreement, Strategic Capital Partners, LLC, the Company’s largest shareholder, originally sold 2,000,000 shares of the Company’s common stock to Mr. Czarkowski at a price of $0.001 per which were returned on termination.

The Company also originally granted Mr. Czarkowski options to purchase up to 1,200,000 shares of the Company’s common stock with exercise prices of $8 per share and $12 per share.  The options grants were cancelled in March 2014. The Company granted new options to Mr. Czarkowski pursuant to the consulting agreement. The new options are as follows:

Shares Issuable
Upon Exercise	Option
of Option	Exercise Price	Vesting Date (1)	Expiration Date

100,000	$8.00	1/20/2015	1/20/2018
100,000	$12.00	7/20/2015	1/20/2018

(1)	Options are subject to certain vesting requirements.

At September 30, 2014 the Company valued the options using the Black-Scholes option pricing model resulting in a total fair market value of approximately $42,000 which will be amortized to stock based compensation on a straight-line basis over the vesting period on the vesting dates. As of September 30, 2014 the Company has amortized $25,145 to Stock Based Compensation.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

NOTE 12.     COMMITMENT AND CONTIGENTCY (Continued)

Mr. Keough
On March 25, 2014,  the Company  entered into an employment  agreement with Mr. Keogh. The agreement:  (i) has an initial term of three years; (ii) requires that Mr.  Keogh  devote  at  least  50% of his time to the  Company  and;  (iii) provides  that the Company will pay Mr. Keogh  $12,000 per month during the term of the  agreement.  Pursuant  to the  employment  agreement,  Strategic  Capital Partners,  LLC, the Company's largest shareholder,  sold 1,200,000 shares of the

Company's common stock to Mr. Keogh at a price of $0.001 per share. The estimated fair market value of the stock was $.75 per share based the then current Private Placement Memorandum in place resulting in an aggregate stock based compensation of approximately $900,000 for the difference between the estimated fair market value of $.75 and the purchase price of $.001 per share. As the Company expects the shares to be earned over the vesting period, the Company will amortize the entire amount to stock based compensation in the Company’s statement of operations over the vesting period. As of September 30, 2014 the Company has amortized approximately $431,000 to stock based compensation

Of these 1,200,000 shares, 300,000  shares  vested on March 25, 2014 and 900,000 are subject to the following vesting requirements provided  that Mr. Keogh is employed the Company on the applicable vesting date: (i) 300,000 Shares will vest on the earlier of March 20,  2015 or the date the Company  receives at least $15,000,000 from the sale of its debt or equity  securities;  (ii) 300,000 Shares will  vest on the  earlier  of March  20,  2016 or the date the  Company receives at least  $30,000,000  from the sale of its debt or equity  securities;

For purposes of the foregoing,  traditional financing from banks or similar financial institutions will not be given effect and the required amounts and (iii) 300,000 Shares will vest on the earlier March 19, 2017 or the date the Company  receives  at least  $45,000,000  from  the  sale of its debt or  equity to be raised will be cumulative.

If during the term of the employment  agreement  Mr.  Keogh is terminated other than For cause, there is a change in control,  or Mr. Keogh terminates the employment agreement for good reason, then, all shares which have not yet vested will immediately vest.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

NOTE 12.     COMMITMENT AND CONTIGENTCY (Continued)

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

The Company valued the options using the Black Scholes option pricing model resulting in a total value of approximately $95,000 to be amortized to stock based compensation expense on a straight line basis over the vesting period. As of September 30, 2014, the Company has amortized approximately $39,000 to Stock Based Compensation.

The Company issued the following options to consultants in June and August of 2014 for IT services performed for the Company pursuant to the following terms.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

NOTE 12.     COMMITMENT AND CONTIGENTCY (Continued)

Shares Issuable
Upon Exercise	Option
of Option	Exercise Price	Vesting Date (1)	Expiration Date

25,000	$.75	12 Months	6/16/2018
30,000	$.75	12 Months	8/25/2018
25,000	$.75	Immediate	8/25/2018
25,000	$.75	12 Months	8/25/2018

(1)	The vesting date is the date the options may first be exercised.

The vesting conditions for the shares, as described above, will apply to  the options, except the vesting dates for the options will control and  any unvested options will not be purchased by the Company.

At September 30, 2014 the Company valued the options using the Black Scholes option pricing model resulting in a total value of approximately $ 153,374 of which $92,921 amortized to stock based compensation as of September 30, 2014.

The fair value of options and warrants granted during the period were estimated on the date of grant using the Black Scholes option pricing model and the following assumptions:

Year of option grant	2014
Market value of stock	$.02 - $3.50
Risk free interest rate	.58% - 2.63%
Dividend yield	0%
Volatility factor	100%
Weighted average expected life	2.25 to 3.00 years
Expected forfeiture rate	0%

Stock option activity is presented below.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

NOTE 12.     COMMITMENT AND CONTIGENTCY (Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at September 30, 2013	-	-	-	-

Granted	2,305,000	9.23	4	-

Cancelled	(1,200,000)	(9.33)	-	-

Outstanding at September 30, 2014	1,105,000	9.12	2	-

Expected to vest at September 30, 2014	1,105,000	9.12	-0-	-0-

Exercisable September 30, 2014	105,000	0.75	-0-	-0-

Total remainder of stock compensation expense to be recognized through the vesting date of the above options as of September 30, 2014 will be approximately $ 61,000.

Consulting Agreement

In connection with the note receivable from Nature’s Own Wellness Center, Inc., on July 1, 2014, the Company entered into a consulting agreement with Nature’s Own Wellness Center, Inc. The Company will provide general advisory services for business development, facilities design and construction, cultivation and retail operations, marketing and the improvement and expansion of existing operations. The Company receives monthly compensation of $10,000 plus pre-approved expenses. The consulting agreement terminates on December 31, 2016. The Company may terminate the agreement without cause with a 30 day notice. Nature’s Own may terminate the agreement if the Company does not provide funding as specified in the agreement or if the Company does not or is unable to perform its duties. As of September 30, 2014, the Company has earned and received $30,000 for consulting services.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

NOTE 12.     COMMITMENT AND CONTIGENTCY (Continued)

In addition Natures Own has prepaid one month of consulting fees at $10,000 as of September 30, 2014, which is recorded under deferred revenue in the accompanying balance sheet at September 30, 2014.

Investor Relations Agreement

The Company has entered into a service agreement with an investor relations firm providing services in exchange $3,500 per month for twelve months and 40,000 shares of Common stock.(See Note 7).

NOTE 13.     LEASE COMMITMENTS

The Company leases its office space located at 3200 Brighton Boulevard, Denver, Colorado for $2,710 per month commencing June 18, 2014 and ending June 30, 2015. The Company paid a refundable deposit of $3,110.

NOTE 14. SUBSEQUENT EVENTS

In October 2014 the Company paid $50,000 in principal reducing the note payable related party to a balance of $775,000.

The Company had considered an offering through convertible debentures. As of the date of this filing the terms and conditions of such has not been finalized.

On January 14, 2015, the Company entered into an agreement to purchase a 52.6 acre parcel of undeveloped land in Freetown, Massachusetts.  The property is located approximately 47 miles southeast of Boston.  The Company plans to develop the property as the Massachusetts Medical Cannabis Center “MMCC”. Plans for the MMCC may include the construction of sustainable greenhouse cultivation and processing facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program..  Additional plans for the MMCC may include a testing laboratory, a research facility, a training center, an infused product production facility and corporate offices.

The Company paid the seller a refundable $100,000 deposit upon the signing of the agreement which amount will be applied toward the purchase price of $4,000,000 at the closing or returned at the option of the Company.  The closing must take place on or before June 1, 2015.

Effective January 1, 2015 the Company and Natures Own Wellness Center modified the loan agreement (Note 4) and consulting agreement (Note 12) between the parties.  The modification to the loan agreement eliminated required principal payments for January through May 2015 and increased the final principal payment due on December 1, 2016 to $182,531.  The consulting agreement was modified to extend the term of the consulting agreement to May 31, 2017.  Monthly consulting payments of $10,000 remain the same.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

NOTE 14.     SUBSEQUENT EVENTS (Continued)

On September 21, 2014 the Company entered into two loan agreements with Wellness Group Pharms, LLC (“WGP”).  Subsequent to entering into the loan agreements WGP, applied to the state of Illinois for licenses to operate two marijuana cultivation facilities.  (See Note 5).

On February 2, 2015 WGP was notified that it was awarded one of the licenses for which it had applied.  It was not awarded a second license.  Under the terms of the loan agreement pertaining to the license awarded to WGP, the Company agreed to loan WGP up to $4,700,000, subject to certain conditions.  Proceeds from the loan would be used to construct the marijuana cultivation facility and for start-up costs.

The loan agreement also provided that, within seven days of receiving notification that a license application has been accepted, WGP was required to notify the Company of its election to proceed to close the loan.  If WGP did not notify the Company of its election to proceed to close the loan within the seven day period, WGP agreed to pay the Company a breakup fee of $150,000, payable upon the expiration of the seven day period, plus $47,600 per month for twenty-four months.

On February 9, 2015 WGP notified the Company that it would not close the loan.  Accordingly, the Company intends to notify WGP of its obligation to pay the breakup fee.

The $100,000 deposited into a trust account will be returned to the Company.

Subsequent to September 30, 2015 Strategic Capital Partners advanced an additional $590,000 to the Company.  Repayment terms remain the same as the prior notes (see Note 10).

NOTE 15.     RESTATEMENT OF MARCH 31 AND JUNE 30, 2014 FORM 10Q

In connection with the audit of the Company’s financial statements for the fiscal year ended September 30, 2014, management of the Company conducted analysis of the Company’s equity transactions to determine if all of the transactions were recognized. As a result of the analysis, the Company determined that certain equity transactions were not properly recognized as of and for the periods ended March 31 and June 30, 2014.

Jay Czarkowski

In March of 2014 the Company entered into a consulting agreement with Mr. Czarkowski. Pursuant to the consulting agreement the parties entered into a share purchase agreement in which Strategic Capital Partners sold 300,000 shares to Mr. Czarkowski at a price of $.02 per share with an estimated fair market value of $.75 per share based on the PPM1 in place at the time. Stock based compensation was $219,000 for the three and six months periods ended March 31, 2014, and nine months period ended June 30, 2014, respectively.

In addition, the Company granted Mr. Czarkowski 100,000 options to purchase common stock exercisable at $8.00 per share that vest over 12 months, and 100,000 options to purchase common stock exercisable at $12.00 per share that vest over 18 months. As of June 30, 2014, the estimated fair value was approximately $192,000. Stock based compensation was approximately $74,000 for the three and nine months periods ended June 30, 2014.

Tim Keogh

On March 25, 2014, the Company entered into an employment agreement with Mr. Keogh. Pursuant to the  employment  agreement,  Strategic  Capital Partners,  LLC, the Company's largest shareholder,  sold 1,200,000 shares of the Company's common stock to Mr. Keogh at a price of $0.001 per share. The estimated fair market value of the stock was $.75 per share based the then current Private Placement Memorandum in place resulting in an aggregate stock based compensation of approximately $900,000 for the difference between the estimated fair market value of $.75 and the purchase price of $.001 per share. As the Company expects the shares to be earned over the vesting period, the Company will amortize the entire amount to stock based compensation in the Company’s statement of operations over the vesting period. Stock based compensation was approximately $226,000 for the three and six months ended March 31, 2014, respectively. Stock based compensation was approximately $103,000 and $329,000 for the three and nine months periods ended June 30, 2014, respectively.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

NOTE 15.     RESTATEMENT OF MARCH 31 AND JUNE 30, 2014 FORM 10Q  (Continued)

In addition, the Company granted Mr. Keogh 400,000 options to purchase common stock exercisable at $8.00 per share that vest over 12 months, and 400,000 options to purchase common stock exercisable at $12.00 per share that vest over 18 months. As of June 30, 2014, the estimated fair value was approximately $94,000. Stock based compensation was approximately $20,000 for the three and nine months periods ended June 30, 2014.

Third Party

On February 5, 2014, the Company issued 20,000 shares of common stock for services received. The estimated fair value was $400. On May 5, 2014, the Company issued 20,000 shares of common stock for services received. The estimated fair value was $15,000. The Company recognized stock based compensation of $400 for the three and six months period ended March 31, 2014, The Company recognized stock based compensation of $15,000 and $15,400 for the three and nine months period ended June 30, 2014, respectively.

In June 2014, the Company issued to a third party 25,000 options to purchase common stock exercisable at $0.75 per share that vest over 12 months. As of June 30, 2014, the estimated fair value of the options was approximately $63,000. Stock based compensation was approximately $2,400 for the three and nine months period ended June 30, 2014, respectively.

As a result of the restatements, the tables below sets forth the changes to be made in the condensed consolidated financial statements previously filed. The effect is due to the recognition of the sales of shares between related parties, and amortization of stock based compensation of options that vest over a period of time.

Accordingly, the accounts below have been retroactively adjusted as summarized below:

As of and for the three and six months period ended March 31, 2014

Americann, Inc.
Stock Based Compensation Analysis

	As
	Previously		As
	Stated	Adjustment	Restated

BALANCE SHEET:
Common Stock	1,573	2	1,575
APIC	1,395,876	444,098	1,841,124
Accumulated Deficit	(806,598)	(444,100)	(1,251,846)

STATEMENT OF OPERATIONS:
Three Months Ended:
Stock Based Compensation	-	444,100	445,248
Total General and Administrative Expenses	137,449	444,100	582,697
Net Loss	(137,449)	(444,100)	(582,697)
EPS	(0.01)	(0.03)	(0.04)
Six Months Ended:
Stock Based Compensation	-	444,100	445,248
Total General and Administrative Expenses	143,149	444,100	588,397
Net Loss	(143,149)	(444,100)	(588,397)
EPS	(0.01)	(0.03)	(0.04)

STATEMENT OF CASH FLOW:
Net Loss	(137,449)	(444,100)	(582,697)
Stock Based Compensation	-	444,100	445,248

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
Notes To Financial Statements
For the Fiscal Years Ended September 30, 2014 and 2013

NOTE 15.     RESTATEMENT OF MARCH 31 AND JUNE 30, 2014 FORM 10Q  (Continued)

As of and for the three and nine months period ended June 30, 2014

Americann, Inc.
Stock Based Compensation Analysis

	As	Options
	Previously	Issued to	As
	Stated	Third Party	Restated

BALANCE SHEET:
APIC	1,497,328	658,942	2,139,722
Accumulated Deficit	(1,024,816)	(658,942)	(1,667,210)

STATEMENT OF OPERATIONS:
Three Months Ended:
Stock Based Compensation	-	213,694	197,147
Total General and Administrative Expenses	219,204	213,694	416,351
Loss From Operations	(219,204)	(213,694)
Net Loss	(218,218)	213,694	(415,365)
EPS	(0.01)	0.01	(0.02)
Nine Months Ended:
Stock Based Compensation	-	658,942	642,394
Total General and Administrative Expenses	362,353	658,942	1,004,747
Loss From Operations	(362,353)	(658,942)	(1,004,747)
Net Loss	(361,367)	(658,942)	(1,003,761)
EPS	(0.02)	(0.04)	(0.06)

STATEMENT OF CASH FLOW:
Net Loss	(361,367)	(658,942)	(1,003,761)
Stock Based Compensation	-	658,942	642,394

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of February, 2015.

AMERICANN, INC.

By:	/s/ Timothy Keogh
Timothy Keogh, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Keogh
Timothy Keogh	Chief Executive Officer and a Director	February 17, 2015

/s/ Benjamin J. Barton
Benjamin J. Barton	Chief Financial and Accounting Officer and a Director	February 17, 2015