Form 10-Q
period 2014-12-31
Americann, Inc.
filed 2015-02-23
CIK 1508348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange
    Act Of 1934

                      For the quarterly period ended December 31, 2014

| | Transition Report Under Section 13 or 15(d) of the Securities Exchange Act
    Of 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-54231

                                 AMERICANN, INC
               -------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   27-4336843
   -------------------------------            -------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                          3200 Brighton Blvd. Unit 114
                                Denver, CO 80216
              ---------------------------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (303) 862-9000
                       -----------------------------------
                (Issuer's telephone number, including area code)

                  ---------------------------------------------
          (Former name or former address if changed since last report)

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

Large accelerated filer [ ]                Accelerated filer          [ ]
Non-accelerated filer   [ ]                Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,684,334 common stock as of January 31, 2015.

 Americann, Inc.
 (fka Nevada Health Scan, Inc.)
 Condensed Balance Sheet

                                             Unaudited
                                          December 31, 2014   September 30, 2014
ASSETS
Current Assets:
Cash                                             $73,269        $   173,956

Deposits                                         100,000            100,000

Interest receivable                               16,908                  -


Prepaid expenses                                  11,953              5,000
                                              ----------            -------
Total Current Assets                             202,130            278,956
                                              ----------            -------

Plant, property, and equipment:

Furniture and equipment (net of $615
   and $394- depreciation)                         7,242               7,463

Land                                           2,250,809           2,250,809
                                              ----------           ---------


Total property, plant and equipment            2,258,051           2,258,272
                                              ----------           ---------
Other assets:
   Notes receivable                              965,000           1,000,000

   Security deposit                                3,110               3,110
                                              ----------          ----------

  Total other assets                             968,110           1,003,110
                                              ----------          ----------
TOTAL ASSETS                                  $3,428,291          $3,540,338
                                              ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Accounts payable                               $  10,134           $  25,515


Related party payables                            43,220              16,357
Interest payable - related
party                                             15,053               5,192

Other payables                                    38,810              12,981

Deferred revenue                                   1,740             11,7400
                                                 -------             -------

Total current liabilities                        108,957              71,785
                                                 -------             -------
Long-term liabilities - note payable related
party                                            805,000             825,000
                                                 -------             -------
TOTAL LIABILITIES                                913,957             896,785
                                                 -------             -------

 Americann, Inc.
 (fka Nevada Health Scan, Inc.)
 Condensed Balance Sheet (Continued)



SHAREHOLDERS' EQUITY

 Preferred stock, $0.0001 par value per share;
  Authorized 20,000,000 Shares; Issued
       and outstanding -0- shares.                   --                   --

 Common Stock, $0.0001 per share;
  Authorized 100,000,000 Shares; Issued and
    outstanding 16,581,000 and 16,581,000 at
    December 31, 2014 and September 30, 2014,
    Respectively                                  1,658                1,658
 Capital paid in excess of par value          4,829,578            4,716,794

 Accumulated (Deficit)                       (2,316,902)          (2,074,899)
                                            ------------         -----------

 TOTAL SHAREHOLDERS' EQUITY                   2,514,334            2,643,553
                                              ---------           ----------

 TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                   $3,428,291           $3,540,338
                                             ==========           ==========

    See Accompanying Notes To These Unaudited Condensed Financial Statements.

Americann, Inc.
(fka Nevada Health Scan, Inc.)
Condensed Statement Of Operations

                                              Three               Three
                                           Months Ended       Months Ended
                                        December 31, 2014   December 31, 2013

 Revenue:                                $    30,000               $      -
                                         -----------               --------
 General & Administrative Expenses
 Accounting                                   10,000                  4,900
 Advertising                                  2,875
 Contract and consulting                      63,184                      -
 Depreciation                                    221
 Other G & A                                  45,429                    200
 Legal                                        18,380                      -
 Rent                                         8,310
 Salaries                                    30,518
 Stock based compensation                   112,784
 Stock Transfer Fee                              677                    600
 Taxes                                         9,464
 Travel                                        5,505                      -
                                         -----------            -----------

 Total G & A                                 307,347                  5,700
                                         -----------            -----------

 (Loss) from operations                     (277,347)                (5,700)
                                         -----------            -----------

 Other income (expense)
 Interest expense - related party             (9,862)
 Interest income                              45,206                      -
                                         -----------            -----------
 Total other income                           35,344
                                         -----------
 Net (loss)                              $  (242,003)           $    (5,700)
                                         ===========            ===========

 Basic and diluted (Loss) per
  common share                               $ (0.02)                $ 0.00
                                         ===========            ===========

 Weighted Average Common Shares
  Outstanding                             16,581,000             16,100,000
                                          ==========             ==========

    See Accompanying Notes To These Unaudited Condensed Financial Statements.

Americann, Inc.
(fka Nevada Health Scan, Inc.)
Statement Of Cash Flows


                                                    Three               Three
                                                Months Ended        Months Ended
                                              December 31, 2014  December 31, 2013
Cash Flows From Operating Activities:
Net (Loss)                                         $   (242,003)    $    (5,700)
Adjustments to reconcile net loss to net
cash used in
 operating activities:

Depreciation                                                221              -

Stock based compensation and option expense             112,784              -

Increase in interest
receivable                                             (16,908)              -

Increase in deposit and prepaid expenses                (6,953)              -
Increase in accounts payable and
related party                                           11,482

Increase in interest payable                             9,861

Increase in other payables                              25,829

(Decrease) in deferred revenue                         (10,000)            200
                                                      --------            ---

Net Cash Flows (used) in
operations                                            (115,687)         (5,500)
                                                     ---------         -------
Cash Flows From Investing Activities:
Net Cash Flows (used) in Investing
activities
Payment received on note receivable:                    35,000               -
                                                       -------               -
Cash Flows From Financing Activities:                   35,000

Payment to related party                               (50,000)              -
Proceed from related party debt                         30,000           5,500
                                                       -------           -----
Net Cash Flows provided by financing activities        (20,000)          5,500
                                                      --------           -----
Net Increase (Decrease) In Cash and cash
equivalents                                           (100,687)              0
Cash and cash equivalents at beginning of period       173,956               -
                                                      --------          ------
Cash and cash equivalents at end of period            $ 73,269          $    0
                                                      ========          ======

Supplementary Disclosure Of Cash Flow
Information:


Cash paid for interest                                  $    -          $    -
                                                        ======          ======
Cash paid for income taxes                              $    -          $    -
                                                        ======          ======
Expenses paid on behalf of Company                    $ 37,720               -
                                                      ========          ======


    See Accompanying Notes To These Unaudited Condensed Financial Statements.

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Condensed Financial Statements For the
               three month period ended December 31, 2014 and 2013

NOTE 1.    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

The Company's activities are subject to significant risks and uncertainties including failure to secure funding to properly grow the operations.

Basis of Presentation

The following (a) condensed balance sheet as of September 30, 2014, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of December 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on February 18, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Condensed Financial Statements For the
               three month period ended December 31, 2014 and 2013

NOTE 1.    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING
           POLICIES (Continued)

periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.

Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company's financial statements. The condensed consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

    b. CASH AND CASH EQUIVALENTS

For the balance sheet and statements of cash flows, all highly liquid investments with maturity of 90 days or less are considered to be cash equivalents. The Company had a cash balance of $73,269 as of December 31, 2014. At times, such cash balances may be in excess of the FDIC limit of $250,000

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Condensed Financial Statements For the
               three month period ended December 31, 2014 and 2013

    c. PROPERTY AND EQUIPMENT

LONG-LIVED ASSETS

The Company's long-lived assets consisted of property and equipment and are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through December 31, 2014, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company's products or services will continue, which could result in an impairment of long-lived assets in the future.

            Office furniture and equipment 7 years

    d. RELATED PARTIES

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

                                      AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
                      Notes To Unaudited Condensed Financial Statements For the
                three month period ended December 31, 2014 and 2013

    e. EQUITY INSTRUMENTS ISSUED TO NON-EMPLOYEES FOR ACQUIRING GOODS OR
       SERVICES

Issuances of the Company's common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a "performance commitment" which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates. As a result, stock options granted to consultants are measured at the then current fair values at each reporting date.

    f. REVENUE RECOGNITION

The Company recognizes revenue on consulting at the time the service is rendered.

    g. ADVERTISING

Advertising, promotional and selling expenses consisted of sales and marketing expenses, and promotional activity expenses. Expenses are recognized when incurred.

    h. LOSS PER SHARE

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

    i. CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, notes receivables, deposits, and prepaid expenses. The Company places its cash with high credit quality financial institutions. As of December 31, 2014 there were no trade receivables.

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Condensed Financial Statements For the
               three month period ended December 31, 2014 and 2013

NOTE 2.    GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $2,317,000 and $2,075,000 at December 31, 2014 and September 30, 2014, respectively, had a net loss of approximately, $242,000 for the period ended December 31, 2014, and working capital of approximately $93,000 at December 31, 2014. These matters, among others, raise substantial doubt about our ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds by way of a public offering.

Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate additional revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate additional revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3.    NOTES RECEIVABLE

On June 23, 2014 the Company entered into a secured financing agreement with Nature's Own Wellness Center, Inc. ("Nature's Own"). Financing was provided in a series of tranches for the construction progresses to renovate a 15,000 square foot warehouse into a cannabis growing and processing facility. The total amount of financing was $1,000,000, and accrues interest at 18% per annum, and matures on November 1, 2016. Monthly interest only payments are of $15,000 due July 1 through December 31, 2014. Monthly principal and interest payments of approximately $50,000 begin on December 1, 2014 through maturity. The note receivable is collaterized by substantially all of the assets of Nature's Own and is personally guaranteed by one of the majority owners of Nature's Own.

Nature's Own is a licensed Colorado cannabis dispensary owner and grower with separate and distinct operations. Nature's Own has its own revenue generating activities and is not financially dependent upon the Company. The Company has not guaranteed any debtor or obligation of Nature's Own. The Company has no control of Nature's Own operations and does not perform any management functions. However, a majority shareholder of Nature's Own owns 100,000

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Condensed Financial Statements For the
               three month period ended December 31, 2014 and 2013

NOTE 3.    NOTES RECEIVABLE (Continued)

shares of common stock of the Company. The Company performed analysis to determine if Nature's Own is required to be consolidated under ASC 810, Consolidations, and determined that the Company is not the primary beneficiary. As a result, consolidation was not required.

The balance of the note receivable as of December 31, 2014, was $965,000. Accrued interest receivable for the period ended December 31, 2014 was $16,909. Interest income for the three month period ended December 31, 2014 was $45,206.

Effective January 1, 2015 the Company and Natures' Own Wellness Center modified the loan agreement and consulting agreement (Note 10) between the parties. The modification to the loan agreement eliminated required principal payments for January through May 2015 and increased the final principal payment due on December 1, 2016 to $182,531. The consulting agreement was modified to extend the term of the consulting agreement to May 31, 2017. Monthly consulting payments of $10,000 remain the same.

NOTE 4.    DEPOSITS

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

If neither of the licenses are granted, none of the parties to the agreement will have any financial obligation to one another. Additionally, in the event that one or two licenses are granted by the State of Illinois to these applicants, AmeriCann, Inc. will have no financial obligation to provide capital or any other obligations. However, in the event that either of the applicants are granted licenses and these license recipients then refuse to accept the loans and consulting services of AmeriCann, the agreements call for the license recipients to pay a breakup fee to AmeriCann,

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Condensed Financial Statements For the
               three month period ended December 31, 2014 and 2013

NOTE 4.    DEPOSITS (Continued)

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

NOTE 5.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                          For the three months
                                                           Ended December 31,
                                                          2014            2013
                                                          ----            ----

Net (loss) income attributable to common
 stockholders                                         $(242,003)        $(5,700)

Basic weighted average outstanding shares of
 common stock                                        16,581,000      16,100,000

Dilutive effects of common share equivalents                 --              --

Dilutive weighted average outstanding shares of
 common stock                                        16,581,000      16,100,000
                                                    ===========      ==========

Net loss per share of voting and nonvoting
 common stock
 Basic and Diluted                                  $    (0.01)     $    (0.00)
                                                    ==========      ==========

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Condensed Financial Statements For the
               three month period ended December 31, 2014 and 2013

NOTE 6.  INCOME TAXES

We recorded no income tax expense or benefit for the three month period ended December 31, 2014. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of December 31, 2014.

As of December 31, 2014, we have no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2013.

NOTE 7. STOCK BASED COMPENSATION

On March 25, 2014, the Company entered into an employment agreement with Mr. Keogh. The agreement: (i) has an initial term of three years; (ii) requires that Mr. Keogh devote at least 50% of his time to the Company and; (iii) provides that the Company will pay Mr. Keogh $12,000 per month during the term of the agreement. Pursuant to the employment agreement, Strategic Capital Partners, LLC, the Company's largest shareholder, sold 1,200,000 shares of the Company's common stock to Mr. Keogh at a price of $0.001 per share. The estimated fair market value of the stock was $.75 per share based the then current Private Placement Memorandum in place resulting in an aggregate stock based compensation of approximately $900,000 for the difference between the estimated fair market value of $.75 and the purchase price of $.001 per share. As the Company expects the shares to be earned over the vesting period, the Company will amortize the entire amount to stock based compensation in the Company's statement of operations over the vesting period. For the three month period ended December 31, 2014, the Company has amortized approximately $102,000 to stock based compensation. Through December 31, 2014, the Company has amortized approximately $533,000.

NOTE 8.    RELATED PARTY TRANSACTIONS AND RELATED PARTY NOTES PAYABLE

During year ended September 30, 2014, the President of the Company advanced approximately $16,000 to cover certain expenses. Of this amount, $10,500 was repaid prior to September 30, 2014. This cash advance is evidenced by a non-interest bearing note, is due on demand and is recorded under related party payables in the accompanying balance sheet. The outstanding balance was $5,500 as of September 30 and December 31, 2014, respectively.

On October 6, 2014, the Company made a payment of $50,000 on the outstanding balance of the loan to Strategic Capital Partners. On December 16, 2014, the

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Condensed Financial Statements For the
               three month period ended December 31, 2014 and 2013

NOTE 8.    RELATED PARTY TRANSACTIONS AND RELATED PARTY NOTES
           PAYABLE (Continued)

Company received an additional $30,000 from Strategic Capital Partners. The total outstanding loan balance was $805,000 at December 31, 2014, which is recorded under note payable related party in the accompanying balance sheet. The loan accrues interest at a rate of 5% per annum. The loan is due December 31, 2015. Interest only payments and principal can be prepaid at the discretion of the Company's management. The balance of accrued interest at December 31, 2014 and September 30, 2014, respectively was $15,053 and $5,192. Interest payments were $0 for the three month period ended December 31, 2014.

Interest expense related to the related party note payable was $9,862 and $-0-for the three month period ended December 31, 2014 and 2013, respectively.

At times Strategic Capital Partners will pay expenses on behalf of the Company. During the three month period ended December 31, 2014, Strategic Capital Partners paid expenses of $37,720 on behalf of the Company. Total amounts due to Strategic Capital Partners related to these expenses was $37,720 at December 31, 2014.

NOTE 9.    OPTIONS AND WARRANTS

Options

No options were issued during the three months ended December 31, 2014. The Company recognized stock option expense of approximately $10,000 during the three month period ended December 31, 2014.

Stock option activity is presented below.
                                                          Weighted
                                              Weighted     Average
                                               Average   Contractual  Aggregate
                                  Number of   Expected      Term      Intrinsic
                                    Shares      Price     (Years)       Value
                               ------------------------------------------------

Outstanding at September 30, 2014  1,105,000  $ 26.49          --          --
                                   ---------            ---------   ---------
Outstanding at December 31, 2014   1,105,000  $ 26.49           2          --
                                   =========  =======   =========   =========
Expected to vest at after
December 31, 2014                  1,080,000  $26.49           --          --
                                   =========  ======    =========   =========
Exercisable at December 31, 2014      25,000    0.75           --          --
                                   =========  ======    =========   ==========

Total remainder of stock compensation expense to be recognized through the vesting date of the above options as of December 31, 2014 is approximately
$ 65,000.

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
                      Notes To Unaudited Condensed Financial Statements For the
                three month period ended December 31, 2014 and 2013

NOTE 9.    OPTIONS AND WARRANTS (Continued)
Warrants

There were no grants of warrants during the three months ended December 31, 2014. There was no stock based compensation expense related to the warrants during the three months ended December 31, 2014.

The following table shows the warrant activity for the three months ended December 31, 2014:

                                                           Weighted
                                   Shares     Weighted      Average     Weighted
                                   Issuable   Average      Remaining    Average
                                     Upon     Exercise      Contract   Intrinsic
                                   Exercise      Price     Term (yrs)    Value
                                   --------  ------------  ----------  ---------
Outstanding - September 30, 2014
                                  2,591,000     $3.00         1.4           --

  Granted                                          --
  Exercised                              --        --         --
  Cancelled

Outstanding - December 31, 2014   2,591,000     $8.92        3.7        $   --
                                  ---------     -----     ------        ======

Exercisable - December 31, 2014   2,591,000     $8.92        3.7        $   --
                                  =========     =====     ======        =======

There was no stock based compensation expense during the three months ended December 31, 2014.

There were no grants of warrants during the three months ended December 31, 2014.

NOTE 10. COMMITMENTS AND CONTIGENTCY

In connection with the note receivable from Nature's Own Wellness Center, Inc., on July 1, 2014, the Company entered into a consulting agreement with Nature's Own Wellness Center, Inc. The Company will provide general advisory services for business development, facilities design and construction, cultivation and retail operations, marketing and the improvement and expansion of existing operations. The Company receives monthly compensation of $10,000 plus pre-approved expenses. The consulting agreement terminates on December 31, 2016. The Company may terminate the agreement without cause with a 30 day notice. Nature's Own may terminate the agreement if the Company does not provide funding as specified in

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Condensed Financial Statements For the
               three month period ended December 31, 2014 and 2013

NOTE 10. COMMITMENTS AND CONTIGENTCY (Continued)

the agreement or if the Company does not or is unable to perform its duties. The consulting agreement was modified to extend the term of the consulting agreement to May 31, 2017. Monthly consulting payments of $10,000 remain the same.For the three month period ended December 31, 2014, the Company earned and received $30,000 for consulting services.

NOTE 11. LEASE COMMITMENTS

The Company leases its office space located at 3200 Brighton Boulevard, Denver, Colorado for $2,710 per month commencing June 18, 2014 and ending June 30, 2015. The Company paid a refundable deposit of $3,110. Rent expense for the three month period ended December 31, 2014 and 2013 was approximately $8,310 and $-0-respectively.

The Company leases an automobile under an operating lease commencing October 4, 2014 for 39 months at $611 per month. The lease expense for the three month period ended December 31, 2014 and 2013 was $2,458 and $-0- respectively. At December 31, 2014 the future rental payments required under operating leases are $21,386

NOTE 12.    SUBSEQUENT EVENTS

In January and February of 2015 the Company received $760,000 in principal increasing the note payable to a related party to a balance of $1,565,000.

On January 14, 2015, the Company entered into an agreement to purchase a 52.6 acre parcel of undeveloped land in Freetown, Massachusetts. The property is located approximately 47 miles southeast of Boston. The Company plans to develop the property as the Massachusetts Medical Cannabis Center "MMCC". Plans for the

MMCC may include the construction of sustainable greenhouse cultivation and processing facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program. Additional plans for the MMCC may include a testing laboratory, a research facility, a training center, an infused product production facility and corporate offices.

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

Our new business plan involves providing an essential set of services to the regulated cannabis industry. The market research firm ArcView Group estimates the market for the regulated cannabis industry for 2013 was $1.53 billion, expected to grow to $2.53 billion in 2014 and $10.2 billion in ten years. Based on the ArcView analysis, the cannabis industry is projected to grow faster than any other industry in the country over the next decade.

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

On January 17, 2014, Strategic Capital Partners, LLC ("SCP") a firm controlled by Benjamin J. Barton, acquired 14,950,000 shares of our outstanding common stock from a group of our shareholders.

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

During the summer of 2014 we entered into a Financing and Consulting Agreement with Nature's Own Wellness Centers, a licensed Colorado cannabis dispensary owner and grower. Pursuant to the agreement, we loaned Nature's Own $1,000,000. The proceeds of the secured loan will be used by Nature's Own to convert an existing 15,000 square foot warehouse into a new cannabis growing and processing facility.

During July 2014 we raised $2,373,000 through a private sale of 791,000 Units at a price of $3.00 per Unit. Each Unit consisted of one share of common stock and one warrant. Each warrant allows the holder to purchase one share of our common stock at a price of $8.00 per share anytime on or before April 30, 2018. Benjamin J. Barton purchased 666,667 Units for cash as an investment.

The loan has a 30-month term, bears interest at 18% annually, and requires monthly payments to us. Nature's Own will also pay us $300,000 in consulting fees for its cannabis operations over the 30-month period. Over the term of the 30-month loan, the agreement calls for us to receive average monthly payments of principal, interest and consulting fees in excess of $56,000.

Effective January 1, 2015 we modified our loan and consulting agreement with Natures Own. The modification to the loan agreement eliminated required principal payments for January through May 2015 and increased the final principal payment due on December 1, 2016 to $182,531. The consulting agreement was modified to extend the term of the consulting agreement by five months to May 31, 2017. Monthly consulting payments of $10,000 remain the same.

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

In developing the Denver Cannabis Center, we plan to use the most innovative and advanced cultivation methods available. We believe that through effective design and optimal practices, its clients and partners can achieve greater efficiency, product quality and the highest level of environmental standards.

We plan to build the Denver project as a prototype for development of comparable facilities in other states that allow for and regulate cannabis. To complete the project as planned, the Company will need to receive all necessary government approvals as well as additional capital.

On September 21, 2014 we entered into two loan agreements with Wellness Group Pharms, LLC ("WGP"). Subsequent to entering into the loan agreements WGP, applied to the state of Illinois for licenses to operate two marijuana cultivation facilities.

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

On February 9, 2015, WGP notified us that it would not close the loan. Accordingly, we notified WGP of its obligation to pay us the breakup fee.

On January 14, 2015, we entered into an agreement to purchase a 52.6 acre parcel of undeveloped land in Freetown, Massachusetts. The property is located approximately 47 miles southeast of Boston. We plan to develop the property as the Massachusetts Medical Cannabis Center "MMCC". Plans for the MMCC may include the construction of sustainable greenhouse cultivation and processing facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program. Additional plans for the MMCC may include a testing laboratory, a research facility, a training center, an infused product production facility and corporate offices.

We paid the seller $100,000 upon the signing of the agreement which amount will be applied toward the purchase price of $4,000,000 at the closing. The closing must take place on or before June 1, 2015.

We plan to expand to other states that have approved and regulate the cultivation and sale of cannabis.

RESULTS OF OPERATIONS

During the three month period ended December 31, 2014 we generated $30,000 in revenue and $45,206 in interest income, however for December 31, 2013, we have generated no revenue. As a result we have no operating history upon which to evaluate our intended business.

Operating expenses, which consisted solely of general and administrative expenses for the three month period ended December 31, 2014, were $307,347. This compares with operating expenses for the three month period ended December 31, 2013 of $5,700. The major components of general and administrative expenses include accounting fees, contract and consulting fees, legal, salaries, and stock based compensation.

As a result of the foregoing, we had a net loss of $242,003 for the three month period ended December 31, 2014. This compares with a net loss for the three month period ended December 31, 2013 of $5,700.

Salaries were $30,518 for the three month period ended December 31, 2014.

Since the Company was inactive prior to January 2014, any comparison of the Company's operating results for the three months ended December 31, 2014 and its financial condition as of December 31, 2014 with any prior periods would not be meaningful.

LIQUIDITY AND CAPITAL RESOURCES

As of February 10, 2015 we had borrowed $1,565,000 from Strategic Capital Partners, LLC, a Company controlled by Benjamin J. Barton. The loan is unsecured and bears interest at 5% per year. Interest is payable on March 31 and September 30 of each year. The loan, plus all unpaid principal interest, is due on December 31, 2015.

The Company's sources and (uses) of funds for the three months ended December 31, 2014 are shown below:

Net cash provided by (used in)  operations      $(115,687)
Loan payments from third party                    $35,000
Stock based compensation and option expense      $112,784
Loan from related party                           $30,000
Payments to related party                        $(50,000)

The Company does not have any firm commitments from any person to provide it with any capital.

See Item 7 of our 10-K report for the year ended September 30, 2014 for a discussion of the Company's critical accounting policies.

As of December 31, 2014 the Company did not have any off balance sheet arrangements.

Item 4.  Controls and Procedures.

(a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officers, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2014, the Company's Principal Executive and Financial Officers evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officers concluded that the Company's disclosure controls and procedures were not effective.

(b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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


                                      AMERICANN, INC.


February 23, 2015                      By:/s/ Timothy Keogh
                                          ------------------------------
                                          Timothy Keogh, Principal Executive
                                          Officer





February 23, 2015                      By:/s/ Benjamin J. Barton
                                          ------------------------------
                                          Benjamin Barton, Principal Financial
                                          and Accounting Officer