Form 10-Q
period 2015-03-31
AmeriCann, Inc.
filed 2015-06-15
CIK 1508348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
                              Exchange Act Of 1934

                  For the quarterly period ended March 31, 2015

   |_| Transition Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act Of 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-54231

                                 AMERICANN, INC
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      27-4336843
  ------------------------------              -------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

                          3200 Brighton Blvd. Unit 114
                                Denver, CO 80216
                  -------------------------------------------
          (Address of principal executive offices, including Zip Code)

        (303) 862-9000 (Issuer's telephone number, including area code)

                          -----------------------------
          (Former name or former address if changed since last report)

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

Large accelerated filer  [ ]          Accelerated filer              [ ]
Non-accelerated filer    [ ]          Smaller reporting company      [x]

Indicate by check mark whether the  registrant  is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes [ ]     No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,631,000 shares of common stock as of June 10, 2015.

                                     Part II


                          Item 1. Financial Statements


                          Interim Financial Statements
                       for the period ended March 31, 2015
                                   (Unaudited)

 AmeriCann, Inc.
 (fka Nevada Health Scan, Inc.)
 Condensed Balance Sheet

                                                  Unaudited           Audited
                                                  March 31,       September  30,
 ASSETS                                             2015               2014

 Current Assets:
   Cash                                   $                -   $     173,956
   Interest receivable                                 16,386              -
   Deposits                                           100,000        100,000
   Prepaid expenses                                    58,333          5,000
   Land held for resale                             2,250,809      2,250,809
                                                -------------   ------------

      Total Current Assets                          2,425,528      2,529,765
                                            -----------------     ----------

 Plant, property, and equipment:
   Furniture and equipment (net of
   $896 and $394- depreciation)                         6,961          7,463

 Other assets:

   Notes receivable - Natures Own                     965,000      1,000,000
   Note and accounts receivable WGP                 1,037,341              -
   Deposit on web site development                     25,000              -
   Deferred financing costs                            27,772              -
    Security deposit                                    3,110          3,110
                                              --------------- --------------
      Total other assets                            2,058,223      1,003,110
                                                 ------------   ------------

            TOTAL ASSETS                          $ 4,490,712    $ 3,540,338
                                                  ===========    ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable                             $      66,570  $      25,515
   Bank overdraft                                      11,259              -
   Related party payables                               5,500         16,357
   Interest payable - related party                     8,569          5,192
   Interest payable                                     3,033              -
   Other payables                                       8,181         12,981
   Deferred revenue                                         -         11,740
                                                                           -
   Note payable                                       650,000              -
                                                     --------       --------

      Total current liabilities                       753,112         71,785
                                                      -------       --------

 Long-term liabilities
   Note payable related party                       1,408,000        825,000
                                                    ---------       --------
      Total long-term liabilities                   1,408,000        825,000
                                                    ---------       --------

            TOTAL LIABILITIES                       2,161,112        896,785
                                                    ---------       --------

 SHAREHOLDERS' EQUITY

   Preferred stock, $0.0001 par value
   per share; Authorized 20,000,000
   Shares; Issued and outstanding
   -0- shares.                                              -              -
  Common Stock, $0.0001 per share;
   Authorized 100,000,000 Shares;
   Issued and outstanding 16,631,000
   and 16,581,000 at March 31, 2015
   and September 30, 2014 respectively                  1,663          1,658
   Capital paid in excess of par value              4,912,352      4,606,718
   Accumulated (Deficit)                           (2,584,415)    (1,964,823)
                                                 ------------     -----------
            TOTAL SHAREHOLDERS' EQUITY              2,329,600      2,643,553
                                                -------------    ------------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $4,490,712     $3,540,338
                                                   ==========     ==========


    See Accompanying Notes To These Unaudited Condensed Financial Statements.

 AmeriCann, Inc.
 (fka Nevada Health Scan, Inc.)
 Unaudited Condensed Statement Of Operations


                                             Unaudited     Unaudited     Unaudited      Unaudited
                                             3 Months      3 Months      6 Months       6 Months
                                              Ended         Ended         Ended          Ended
                                             March 31,     March 31,     March 31,      March 31,
                                               2015          2014          2015           2014
                                             ---------     --------      ---------      ---------
 Revenue:
       Consulting                            $ 50,000      $     -       $ 80,000       $      -
       Interest                                54,595            -         99,801              -
                                               ------            -         ------              -

 Total revenue                                104,595            -        179,801              -


General & Administrative Expenses
   Accounting                                   5,250        3,750         15,250          8,650
   Advertising                                  3,200            -          6,075              -
   Contract and consulting                    115,590       34,140        178,774         34,140
   Depreciation                                   281            -            502              -
   Other G & A                                 43,604       21,463         89,032         21,663
   Legal                                       82,988       71,950        101,368         71,950
   Rent                                         8,560            -         16,870              -
   Salaries                                    39,000            -         69,518              -
   Stock based compensation                   159,522            -        272,306              -
   Stock Transfer Fee                           1,869          799          2,546          1,399
   Taxes                                        3,474            -         12,938              -
   Travel                                       4,615        5,347         10,120          5,347
                                             --------     --------       --------       --------
      Total G & A                             467,953      137,449        775,299        143,149
                                             --------     --------       --------       --------

 (Loss) from operations                      (363,358)    (137,449)      (595,498)      (143,149)
                                             ---------    ---------      ---------      ---------

 Other (expense)
   Interest expense                            (3,033)           -         (3,033)             -
   Interest expense - related party           (11,199)           -        (21,061)             -
                                             ---------   ---------       ---------      --------
      Total other income                      (14,232)           -        (24,094)             -
                                             ---------   ---------       --------       --------
            Net (loss)                    $  (377,590)  $ (137,449)    $ (619,592)    $ (143,149)
                                          ============  ===========    ===========    ===========

 Basic and diluted (Loss) per
   common share                           $     (0.02)  $    (0.01)    $    (0.04)    $    (0.01)
                                          ============  ===========    ===========    ===========

 Weighted Average Common Shares
   Outstanding                             16,603,222   15,625,222     16,591,989     15,865,220
                                          ============  ===========    ===========    ===========

    See Accompanying Notes To These Unaudited Condensed Financial Statements.


 AmeriCann, Inc.
 (fka Nevada Health Scan, Inc.)
 Unaudited Statement of Cash Flows

                                                Unaudited         Unaudited
                                                6 Months          6 Months
                                                  Ended             Ended
                                                March 31,          March 31,
                                                   2015              2014
                                                ---------         ----------
 Cash Flows From Operating Activities:
   Net (Loss)                                  $ (619,592)       $ (143,149)

 Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation                                       502                 -
   Stock based compensation & option expense      272,306                 -
   Increase in interest receivable                (16,386)                -
   Increase in deposit and prepaid expenses       (20,000)          (30,000)
   Increase in Accounts Payable                    41,055             5,849
   Increase in bank overdraft                      11,259
   (Decrease) in related party payables           (10,857)
   Increase in interest payable                     3,033
   Increase in interest payable - related party     3,377
   Increase in other payables                       6,422
    (Decrease) in deferred revenue                (11,740)                -
                                                ----------        ----------
Net Cash Flows (used) in operations             (-340,621)         (167,300)
                                                ----------        ----------
Cash Flows from Investing Activities:

   Website development                            (25,000)                -
   Deposit on land                               (100,000)
   Advances made for note receivable - WGP       (937,341)                -
   Payment on note receivable                      35,000                 -
                                                ----------        ----------

 Net Cash Flows (used) in Investing
   activities                                  (1,027,341)                -

 Cash Flows from Financing Activities:
   Common stock issued for cash                         -           734,000
   Proceeds from note payable                     611,006                 -
   Proceeds from note payable - related party     790,000             5,600
   Payments on note payable - related party      (207,000)                -
                                                ----------        ----------

      Net Cash Flows provided by
        financing activities                    1,194,006           739,600
                                               -----------        ----------

 Net Increase (Decrease) In Cash and
   cash equivalents                              (173,956)          572,300
 Cash and cash equivalents at beginning
   of period                                      173,956                 -
                                               -----------        ----------
 Cash and cash equivalents at end of period    $        0        $  572,300
                                               ===========       ===========

 Supplementary Disclosure of Cash Flow
   Information:

 Cash paid for interest                        $   17,684        $        -
                                               ===========       ===========
 Cash paid for income taxes                    $        -        $        -
                                               ===========       ===========
 Expenses paid on behalf of Company            $   37,720        $        -
                                               ===========       ===========
 Deposit used for loan advances                $  100,000        $        -
                                               ===========       ===========
 Deferred financing costs                      $   27,772        $        -
                                               ===========       ===========
 Accrued liabilities paid directly to lender   $   11,222        $        -
                                               ===========       ===========
 Shares issued for prepaid services            $   50,000        $        -
                                               ===========       ===========

    See Accompanying Notes To These Unaudited Condensed Financial Statements.

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Financial Statements for the three and
                      six month period ended March 31, 2015

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

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Financial Statements for the three and
                      six month period ended March 31, 2015

NOTE 1.  DISCRIPTION   OF  BUSINESS  AND   SIGNIFICANT   ACCOUNTING   POLICIES
         (Continued)

The Company's activities are subject to significant risks and uncertainties including failure to secure funding to properly grow the operations.

Basis of Presentation

The following (a) condensed balance sheet as of September 30, 2014, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of March 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on February 18, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.

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

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Financial Statements for the three and
                      six month period ended March 31, 2015

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

     B. CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, demand deposit accounts and temporary cash investments with maturities of ninety days or less at the date of purchase.

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

Office furniture and equipment 7 years.

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Financial Statements for the three and
                      six month period ended March 31, 2015

NOTE 1.  DISCRIPTION   OF  BUSINESS  AND   SIGNIFICANT   ACCOUNTING   POLICIES
         (Continued)

     D. DEPOSIT ON WEBSITE DEVELOPMENT

The Company recognized the costs associated with developing a website in accordance with ASC 350-50 "Website Development Cost". The website development costs are divided into three stages, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development. In short, website development cost for internal use should be capitalized except content input and data conversion costs in content development stage. Costs associated with the website consist of website development costs paid to third parties. As of March 31, 2015 $33,000 was advanced as a deposit to the website development Company. The company completed phase one and two which is the planning phase and $8,000 was written off as expense.

     E. DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred in the connection with obtaining debt financing. These costs are amortized ratably and charged to financing expenses over the term of the related debt.

     F. RELATED PARTIES

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

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Financial Statements for the three and
                      six month period ended March 31, 2015

NOTE 1.  DISCRIPTION   OF  BUSINESS  AND   SIGNIFICANT   ACCOUNTING   POLICIES
         (Continued)

     G. REVENUE RECOGNITION

The Company recognizes revenue on consulting at the time the service is rendered.

     H.  EQUITY  INSTRUMENTS  ISSUED TO  NON-EMPLOYEES  FOR  ACQUIRING  GOODS OR
SERVICES

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

     I. LOSS PER SHARE

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

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Financial Statements for the three and
                      six month period ended March 31, 2015

     J. CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, notes receivables, deposits, and accounts receivables. The Company places its cash with high credit quality financial institutions. As of March 31, 2015 and September 30, 2014 there were $20,000 and $-0- in trade receivables, which is included in notes and accounts receivable WGP in the accompanying balance sheet.

     K. RECENT ACCOUNTING PRONOUNCEMENTS


The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $2,584,000 and $1,965,000 at March 31, 2015 and September 30, 2014, respectively, had a net loss of approximately, $620,000 for the six months period ended March 31, 2015. These matters, among others, raise substantial doubt about our ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds by way of a public offering.

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

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Financial Statements for the three and
                      six month period ended March 31, 2015

NOTE 3.  NOTES RECEIVABLE

Natures Own

On June 23, 2014 the Company entered into a secured financing agreement with Nature's Own Wellness Center, Inc. ("Nature's Own"). Financing was provided in a series of tranches for the construction progresses to renovate a 15,000 square foot warehouse into a cannabis growing and processing facility. The total amount of financing was $1,000,000, and accrues interest at 18% per annum, and matures on November 1, 2016. Monthly interest only payments are $15,000 due July 1 through December 1, 2014. Monthly principal and interest payments of approximately $50,000 begin on December 1, 2014 through maturity. The note receivable is collateralized by substantially all of the assets of Nature's Own and is personally guaranteed by one of the majority owners of Nature's Own.

Effective January 1, 2015 the Company and Natures Own Wellness Center modified the loan agreement and consulting agreement between the parties. The modification to the loan agreement eliminated required principal payments for January through May 2015 and increased the final principal payment due on December 1, 2016 to $182,531. The Company analyzed the modification to determine if the change in terms was a troubled debt restructuring. Based on ASC Subtopic 310-40, Receivables - Troubled Debt Restructuring by Creditors, the Company determined that a concession was not made. Therefore the modification was not a troubled debt restructuring. The consulting agreement was modified to extend the term of the consulting agreement to May 31, 2017. Monthly consulting payments of $10,000 remain the same. Consulting fees earned for the three and six months period ended March 31, 2015 were $30,000 and $60,000 respectively.

The balance of the note receivable as of March 31, 2015 and earned September 30, 2014 was $965,000 and $1,000,000 respectively. Accrued interest receivable as of March 31, 2015 was approximately $16,000. Interest income for the three month period and six month period ended March 31, 2015 $43,234 and $88,440 respectively.

Nature's Own is a licensed Colorado cannabis dispensary owner and grower with separate and distinct operations. Nature's Own has its own revenue generating activities and is not financially dependent upon the Company. The Company has not guaranteed any debtor or obligation of Nature's Own. The Company has no control of Nature's Own operations and does not perform any management functions. However, a majority shareholder of Nature's Own owns 100,000 shares of common stock of the Company. The Company performed analysis to determine if Nature's Own is required to be consolidated under ASC 810, Consolidations, and determined that the Company is not the primary beneficiary. As a result, consolidation was not required.

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Financial Statements for the three and
                      six month period ended March 31, 2015

NOTE 3.  NOTES RECEIVABLE (Continued)

WGP

On September 21, 2014 AmeriCann entered into two loan agreements with Wellness Group Pharms, LLC ("WGP"). Subsequent to entering into the loan agreements WGP, applied to the state of Illinois for licenses to operate two marijuana cultivation facilities under the Illinois Compassionate Use of Medical Cannabis Pilot Program Act. As part of this agreement, AmeriCann, Inc. deposited $100,000 into a Trust Account held by its corporate attorneys as deposits for two Loan Agreements for applications in the Illinois medical marijuana program. As per the Loan Agreements, AmeriCann, Inc. deposited $50,000 into a trust account for each of the applications.

On February 2, 2015 WGP was notified that it was awarded one of the two licenses for which it applied under the Illinois act.

On February 23, 2015 AmeriCann and WGP amended their agreement and expanded the scope of the agreement.

The amended agreement calls for AmeriCann to serve as the developer of a new facility to be called the Illinois Medical Cannabis Center ("IMCC"). WGP plans to use the IMCC to cultivate, process and distribute medical cannabis to many of the state's 52 newly licensed medical dispensaries.

AmeriCann will serve as the project developer and will own the IMCC, plus provide working capital funding and horticultural assistance to WGP. AmeriCann will receive, over a 12-year period, a 25% fee on all cannabis produced at the IMCC, $240,000 annually in consulting fees and $6.00 per square foot in monthly lease payments.

The working capital loan carries an annual interest rate of 18%. Interest on the loan initially accrues and is added to the loan as principal until the first calendar month in which WGP commences operations in the Facility. The term of the loan ends December 31, 2017.

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Financial Statements for the three and
                      six month period ended March 31, 2015

NOTE 3.  NOTES RECEIVABLE (Continued)

WGP (continued)

AmeriCann commenced construction of the IMCC in March with a first phase of approximately 27,000 square feet. WPG's initial harvest is projected for late Fall 2015. AmeriCann plans to add additional cultivation capacity as the Illinois Medical Cannabis Program develops.

Additionally, AmeriCann has commenced development of comprehensive cannabis infused product line. As a part of the amended agreement, AmeriCann will license this proprietary product brand to WGP. WGP, in turn, will process, package and distribute infused cannabis products to licensed medical dispensaries in Illinois. AmeriCann will receive a 20% royalty from the sale of all cannabis extractions and infused products.

On February 23rd, 2015 AmeriCann provided initial funding of $600,000 to WGP under the Working Capital Loan Draw #1. Funds were used for the premium ($400,000) for a $2 million performance bond and for the payment of a $200,000 state license fee. The $100,000 deposited into the trust account on September 21, 2014 was used as part of the $600,000 payment made on February 23rd, 2015.

As part of the second draw of the Working Capital Loan from the Company, AmeriCann provided an additional $73,924 during March to WGP for working capital to pay consultants, lobbyists, and legal fees.

On April 7, 2015, WGP sent notice to AmeriCann claiming that the $214,522 payment that AmeriCann made for the building was not authorized by WGP and that AmeriCann's payment for building was made "...at its own election." WGP further claimed that AmeirCann failed to provide funding pursuant to the original plan and as a result the agreements between AmeriCann and WGP were void.

On April 10, 2015, WGP notified AmeriCann that the relationship between AmeriCann and WGP could continue only if AmeriCann agreed to accept significant changes to the original agreements. In this correspondence, WGP made eight demands including the following:

(1) That AmeriCann provide an extra $2,000,000 in working capital to WGP,

(2) That AmeriCann agree to reduce the interest rate on the working capital loan to WGP by 6%, and

(3) That AmeriCann would not pay vendors and suppliers directly, but rather that all funds had to be provided to WGP for disbursements.

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Financial Statements for the three and
                      six month period ended March 31, 2015

NOTE 3.  NOTES RECEIVABLE (Continued)

WGP (continued)

AmeriCann's management believed that WGP's notice to void the agreements was without merit and that this was merely an attempt to renegotiate the terms of a valid contract. AmeriCann rejected WGP's proposal outright.

The Company has notified WGP that the Company has fulfilled its obligations pursuant to its agreements with WGP but due to WGP's anticipatory breach of contract, and repeated lack of good faith and fair dealing, the Company's agreements with WGP were terminated.

The Company has not filed any formal litigation but has provided legal notice that AmeriCann's loan in the amount to WGP are immediately due and payable. The funds deployed by AmeriCann are secured with a commercial promissory note and an executed Security Agreement covering all funds loaned under the terms of the agreements.As a result, AmeriCann's loan in the amount of $673,294 plus accrued interest and consulting fees to WGP are immediately due and payable;

The balance of the note receivable as of March 31, 2015 was $673,924. Accrued interest receivable for the year ended March 31, 2015 was approximately $12,000. Both amounts were included in notes and accounts receivable WPG in the accompanying, condensed balance sheet.Interest income for the three month period and six month period ended March 31, 2015 was $11,690 and $11,690 respectively.

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Financial Statements for the three and
                      six month period ended March 31, 2015

NOTE 3.  NOTES RECEIVABLE (Continued)

WGP (continued)

Property Improvements WGP

The Company funded $332,357 towards the construction of the Illinois Medical Cannabis Center (IMCC). The improvements to the property include the purchase of a $215,000 metal building, site work including excavation, asphalt road, concrete foundations and soft costs for architectural drawings, engineering survey, builder supervision, general contractor FEE and a contingency account.

Combined monies advanced, trade receivables, interest receivable and land improvements paid on WGP's behalf totals $1,037,341, and was recognized as notes and accounts receivable in the accompanying condensed balance sheet..

NOTE 4.   LAND HELD FOR RESALE

On July 31, 2014 the Company closed on an all cash purchase of a five-acre parcel of land located in north central Denver, Colorado. The total purchase price for the property was approximately $2,250,000. The property is currently zoned for cannabis cultivation and processing by the City and County of Denver. On May 5, 2015 the Company entered into an agreement to sell the property to an unrelated party for $2,500,000. The sale is scheduled to close July 3, 2015.

NOTE 5.    NOTES PAYABLE

On March 21, 2015  AmeriCann  closed on a $650,000 loan from a third party.  The
Note is due September 21, 2015 and secured by the land held for resale the Company owns at 4200 Monaco Street, Denver, Colorado. The annual interest rate for the loan is 14%. The loan is interest only until the principal and any accrued interest is due on September 21, 2015. Interest expense for the three and six month period ended March 31, 2015 was $3,033. As part of the financing the Company incurred $27,772 in deferred financing costs that will be amortized over the life of the loan.

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Financial Statements for the three and
                      six month period ended March 31, 2015


NOTE 6.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                            For the six months
                                                              Ended March 31,
                                                            ------------------
                                                            2015          2014
                                                            ----          ----
Net (loss) income attributable to common
   stockholders                                          $ (619,592) $ (143,149)
Basic weighted average outstanding shares of
   common stock                                          16,591,989  15,865,220
Dilutive affects of common share equivalents                    -0-         -0-
Dilutive weighted average outstanding shares
  of common stock                                        16,591,989  15,865,220
                                                         ==========  ==========

Net loss per share of voting and nonvoting common stock
 Basic and Diluted                                       $    (0.04) $    (0.01)


                                                           For the three months
                                                              Ended March 31,
                                                           --------------------
                                                           2015           2014
                                                           ----           ----

Net (loss) income attributable to common stockholders    $ (377,590) $ (137,449)
Basic weighted average outstanding shares of
   common stock                                          16,603,222  15,625,222
Dilutive affects of common share equivalents                    -0-         -0-
Dilutive weighted average outstanding shares
   of common stock                                       16,603,222  15,625,222
                                                         ==========  ==========

Net loss per share of voting and nonvoting
   common stock
 Basic and Diluted                                       $    (0.02) $    (0.01)
                                                         =========== ===========

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Financial Statements for the three and
                      six month period ended March 31, 2015

NOTE 7.   INCOME TAXES

The Company did not record any income tax expense or benefit for the three month or six month period ended March 31, 2015. The Company increased its valuation allowance and reduced its net deferred tax assets to zero. The Company's assessment of the realization of its deferred tax assets has not changed, and as a result the Company continues to maintain a full valuation allowance for its net deferred assets as of March 31, 2015.

As of March 31, 2015, the Company did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2014.

NOTE 8.     STOCK BASED COMPENSATION

On March 25, 2014, the Company entered into an employment agreement with Mr. Keogh. The agreement: (i) has an initial term of three years; (ii) requires that Mr. Keogh devote at least 50% of his time to the Company and; (iii) provides that the Company will pay Mr. Keogh $12,000 per month during the term of the agreement. Pursuant to the employment agreement, Strategic Capital Partners, LLC, the Company's largest shareholder, sold 1,200,000 shares of the Company's common stock to Mr. Keogh at a price of $0.001 per share. The estimated fair market value of the stock was $.75 per share based the then current Private Placement Memorandum in place resulting in an aggregate stock based compensation of approximately $900,000 for the difference between the estimated fair market value of $.75 and the purchase price of $.001 per share. As the Company expects the shares to be earned over the vesting period, the Company will amortize the entire amount to stock based compensation in the Company's statement of operations over the vesting period. For the three month period ended March 31, 2015, the Company has amortized approximately $103,000 and $206,000 to stock based compensation. Through March 31, 2015, the Company has amortized approximately $753,000.

NOTE 9.     EQUITY

On February 19, 2015 the Company issued 50,000 shares of common stock for investment relation services valued at $1.00 per share or $50,000. 25,000 shares vest immediately and 25,000 shares vest in a six month period. As of March 31, 2015 there is $33,333 in the prepaid asset account. For the three and six months period ended March 31, 2015, $16,667 was amortized to stock based compensation expense.

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Financial Statements for the three and
                      six month period ended March 31, 2015


NOTE 10.   RELATED PARTY TRANSACTIONS AND RELATED PARTY NOTES PAYABLE

During year ended September 30, 2014, the President of the Company advanced approximately $16,000 to cover certain expenses. This cash advance is evidenced by a non-interest bearing note, is due on demand and is recorded under related party payables in the accompanying balance sheet. The outstanding balance was approximately $16,000 and $5,500 as of September 30, 2014 and March 31, 2015, respectively.

During the six months period ended March 31, 2015, the Company received funds of $790,000 and made payments of $207,000 to Strategic Capital Partners. Outstanding amounts accrue interest at 5% per year, matures on December 31, 2014, and can be repaid at any time prior to maturity.

The balance is recognized as note payable related party in the accompanying balance sheet and was $1,408,000 and $825,000 as of March 31, 2015 and September 30, 2014, respectively. Accrued interest was approximately $8,500 and $5,000 at March 31, 2015 and September 30, 2014, respectively.

Interest expense related to the related party note payable was $11,199 and $-0-, $21,061 and $-0-for the three month and six month period ended March 31, 2015 and 2014 respectively.

During the six month period ended March 31, 2015 Strategic Capital Partners paid expenses of $37,720 on behalf of the Company of which the Company repaid all related amounts as of March 31, 2015.

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Financial Statements for the three and
                      six month period ended March 31, 2015

NOTE 11.    WARRANTS & OPTIONS

Stock option activity is presented below.

                                                          Weighted
                                              Weighted     Average
                                              Average    Contractual   Aggregate
                                 Number of    Exercised     Term       Intrinsic
                                   Shares      Price       (Years)       Value
                                 -----------  ---------  ------------  ---------
Outstanding at September 30,
2014                              1,105,000       9.12             2           -
                                 -----------  ---------  ------------  ---------
Granted                             100,000       4.00             3           -
                                 -----------  ---------  ------------  ---------

Outstanding at March 31, 2015     1,205,000       6.47             2           -
                                 ===========  =========  ============  =========

Expected to vest at
  March 31, 2015                  1,205,000       6.47            -0-        -0-
                                 ===========  =========  ============  =========


Exercisable at March 31, 2015       205,000       4.00            -0-        -0-
                                 ===========  =========  ============  =========

As part of its amended agreement with WGP (see Note 3), the Company issued options which allow WGP to purchase up to 100,000 shares of the Company's common stock at a price of $4.00 per share. The options were valued at approximately $19,000 using the Black Scholes option pricing model with the following assumptions: $.02 value of stock on grant date; $4.00 exercise price immediate vesting; .75 risk free interest rate; 100% volatility factor; and 0% dividend yield and were recorded as stock based compensation expense. The options expire in February 2018.

Total stock based compensation expense for the three and six month period ended March 31, 2015 was $184,522 and $297,306.

NOTE 12.    COMMITMENTS AND CONTIGENTCY

Massachusetts Land Purchase

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

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Financial Statements for the three and
                      six month period ended March 31, 2015

NOTE 12.    COMMITMENTS AND CONTIGENTCY (continued)

Massachusetts Land Purchase

Additional plans for the MMCC may include a testing laboratory, a research facility, a training center, an infused product production facility and corporate offices.

The Company paid the seller a refundable $100,000 deposit upon the signing of the agreement which amount will be applied toward the purchase price of $4,000,000 at the closing or returned at the option of the Company. The closing date was moved from June 1, 2015 to September 1, 2015.

In March of 2015 the Company contracted with Campinelli Associates Management Corp to a assist with the permitting and schematic design for the Massachusetts Medical Cannabis Center. Campanelli Associates Management Corp. will provide owner's representation and provide technical and planning support to manage the schematic design and permitting process.

Campanelli's fee for this phase of the project will be $125,000 to be paid at the rate of $15,000 per month (to be paid on the 1st of each month) with a lump sum payment of the balance due at the end of this Permitting, Development and Schematic Design Services phase. This phase of the project shall be deemed complete when the land has been purchased and all permits necessary to commence construction have been obtained and permit appeal periods have expired.

As part of the agreement, AmeriCann secured the right to option for purchase an adjacent parcel of land owned by Campinelli Associates. After a preliminary review, the site parcel was deemed unusable and the Company waived its right to the option in April.

NOTE 13    LEASE COMMITMENTS

The Company leases its office space located at 3200 Brighton Boulevard, Denver, Colorado for $2,870 per month commencing June 18, 2014 and ending June 30, 2015. The Company paid a refundable deposit of $3,110. The lease expense at March 31, 2015 and 2014 was $8,560 and $-0- for three months and $16,870 and $-0- for the six month periods respectively.

The Company leases an automobile under an operating lease commencing October 4, 2014 for 39 months at $611 per month. The lease expense for three and six months March 31, 2015 and 2014 was $1,834 and $-0- and $4,286 and $-0- respectively. At March 31, 2015 the future rental payments required under operating leases are $20,163.

NOTE 14.    SUBSEQUENT EVENTS

As discussed in Note 3, in 2014 the Company entered into a Loan and Consulting Agreement with Nature's Own Wellness Center, LLC, and 4900 Jackson, LLC
("4900"), collectively "Nature's Own". Pursuant to the Loan Agreement, the Company lent Nature's Own $1,000,000 on a secured basis. The proceeds of the $1,000,000 were to be used to convert an existing 15,000 square foot warehouse into a cannabis growing and processing facility.

                                 AMERICANN, INC.
                         (fka NEVADA HEALTH SCAN, INC.)
            Notes To Unaudited Financial Statements for the three and
           six month period ended March 31, 2015

NOTE 14.    SUBSEQUENT EVENTS (Continued)

The loan had a 30-month term and had an annual interest rate of 18% which was payable monthly. Pursuant to the Consulting Agreement, Nature's Own was to pay the Company $300,000 in consulting fees for its cannabis operations over a 30-month period.

On January 1, 2015 the Company modified the Loan and Consulting Agreement with Nature's Own. The modification eliminated the required principal payments for the months of January through May 2015 and increased the final principal payment due December 1, 2016 to $182,531. The Consulting Agreement was modified to extend the term under which consulting fees were due by five months to May 31, 2017.

In early May 2015, Nature's Own's interest in the growing and processing facility was purchased by 4900 and, 4900 assumed Nature's Own obligations under the Loan and Consulting agreements. On May 20, 2015, the Company modified the Loan and Consulting Agreement with 4900. Pursuant to the modified Loan Agreement, 4900 made a payment to the Company of $300,000 on the outstanding loan balance of $965,000 and the interest rate on the loan decreased from 18% to 12%. The loan will mature on May 1, 2017. The Consulting Agreement was modified such that 4900 will pay the Company $5,000 per month, rather than $10,000 per month, until May 31, 2017. The proceeds of the loan will continue to be used to develop the cannabis growing and processing facility.

On July 31, 2014 the Company closed on an all cash purchase of a five-acre parcel of land located in north central Denver, Colorado. The total purchase price for the property was $2,250,000. The property is currently zoned for cannabis cultivation and processing by the City and County of Denver. On May 5, 2015 the Company entered into an agreement to sell the property to an unrelated party for $2,500,000.

The Company has evaluated subsequent events through the date these financial statements were issued and determined that no other disclosure of subsequent events is required.

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

On July 31, 2014 we closed on an all cash purchase of a five-acre parcel of land located in north central Denver, Colorado. The total purchase price for the property was $2,250,000. The property is currently zoned for cannabis cultivation and processing by the City and County of Denver. On May 5, 2015 we entered into an agreement to sell the property to an unrelated party for $2,500,000.

On September 21, 2014 we entered into two loan agreements with Wellness Group Pharms, LLC ("WGP"). Subsequent to entering into the loan agreements WGP, applied to the state of Illinois for licenses to operate two marijuana cultivation facilities under the Illinois Compassionate Use of Medical Cannabis Pilot Program Act.

On February 2, 2015 WGP was notified that it was awarded one of the two licenses for which it applied under the Illinois Act. The State only issued a total of 18 cultivation and processing licenses.

Under the terms of the loan agreement pertaining to the license awarded to WGP, we had agreed to loan WGP up to $4,700,000, subject to certain conditions. Proceeds from the loan would be used to construct the marijuana cultivation facility and for start-up costs.

On February 23, 2015 we amended our agreement with WGP.

The amended agreement called for us to serve as the project developer and owner of the IMCC, and to provide working capital funding and horticultural assistance to WGP. As part of the amended agreement, we issued options which allow WGP to purchase up to 100,000 shares of our common stock at a price of $4.00 per share. The options expire in February 2018.

The amended agreement included a Draw Schedule by which we were required to provide construction capital to build the IMCC and provide working capital for WGP.

We provided initial funding of $600,000 to WGP on February 23, 2015 in accordance with Draw #1.

The budgeted amount for Draw #2 was $379,333. Prior to the funding of this amount for Draw #2, WGP requested that we fund an additional $214,522, not initially scheduled for Draw #2, for an essential metal building that was to be delivered earlier than anticipated by WGP. The original Agreement scheduled this item to be paid from Draw #4. With this request, WGP agreed to transfer certain non-essential items for Draw #2 to future draws to accommodate the additional expense for the building.

We provided in excess of $405,000 for Draw #2, which exceeded the Draw #2 requirements by approximately $26,000. The total capital we provided after Draw #2 was in excess of $1,000,000.

On April 7, 2015, WGP sent us notice claiming that the $214,522 payment that we made for the building was not authorized by WGP and that our payment for the building was made "...at its own election." WGP further claimed that we failed to provide funding pursuant to the amended agreement and as a result our agreements with WGP were void.

On April 10, 2015, WGP notified us that our relationship with WGP could continue only if we agreed to accept significant changes to the original agreements. In this correspondence, WGP made eight demands including the following:

     (1)  That we provide an extra $2,000,000 in working capital to WGP, and

     (2) That we agree to reduce the interest rate on the working capital loan to WGP by 6%, and

     (3) That we would not pay vendors and suppliers directly, but rather that all funds had to be provided to WGP for disbursements.

We believe that WGP's notice to void the agreements was without merit and that this was merely an attempt to renegotiate the terms of a valid contract.

We rejected WGP's proposal outright.

We have notified WGP that we have fulfilled our obligations pursuant to our agreements with WGP but due to WGP's anticipatory breach of contract, and repeated lack of good faith and fair dealing, our agreements with WGP were terminated.

We will take all necessary steps to recover our investment and pursue our claims against WGP.

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

We paid the seller $100,000 upon the signing of the agreement which amount will be applied toward the purchase price of $4,000,000 at the closing. The closing must take place on or before September 1, 2015.

We plan to expand to other states that have approved and regulate the cultivation and sale of cannabis.

On March 3, 2015 we closed on a $650,000 loan from a third party. The Note is due September 21, 2015 and secured by our Monaco Street property in Denver, Colorado. The annual interest rate for the loan is 14%. The loan, including is interest, is due on September 21, 2015.

As of March 31, 2015 we had borrowed $1,408,000 from Strategic Capital Partners, LLC, a Company controlled by Benjamin J. Barton, one of our officers and directors. The loan is unsecured and bears interest at 5% per year. Interest is payable on March 31 and September 30 of each year. The loan, plus all unpaid principal interest, is due on December 31, 2015.

RESULTS OF OPERATIONS

During the three month period ended March 31, 2015 we generated $50,000 in revenue and $54,595 in interest income. During the six month period ended March 31, 2015 we generated $80,000 in revenue and $100,134 in interest income. However, for the three and six month periods ended March 31, 2014, we did not generate any revenue. As a result we have little operating history upon which to evaluate our business.

General and administrative expenses for the three month period ended March 31, 2015, were $467,943. This compares with General and Administrative expenses for the three month period ended March 31, 2014 of $307,347. The increase in general and administrative expenses during the current period was the result of increases in contract and consulting, rent, salaries and stock based compensation expenses associated with operating the company.

We had a net loss of $(377,590) for the three month period ended March 31, 2015. This compares with a net loss for the three month period ended March 31, 2014 of $(242,003). The increase in the net loss during the current period was primarily the result of the increase in G&A expenses, partially offset by an increase in Revenue and Other Income.

Since the Company was inactive prior to January 2014, any comparison of the Company's operating results for the three and six months ended March 31, 2015 and its financial condition as of March 31, 2015 with any prior periods would not be meaningful.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015 we had borrowed $1,408,000 from Strategic Capital Partners, LLC, a Company controlled by Benjamin J. Barton, one of our officers and directors. The loan is unsecured and bears interest at 5% per year. Interest is payable on March 31 and September 30 of each year. The loan, plus all unpaid principal interest, is due on December 31, 2015.

Our sources and (uses) of funds for the six months ended March 31, 2015 are shown below:

      Net cash (used in) operations             $(332,621)
      Website development                         (33,000)
      Deposit on land purchase                   (100,000)
      Advances to WGP                            (937,341)
      Payment received on note receivable          35,000
      Loan from third party                       611,006
      Loan from related party                     790,000
                                                        -
      Payment on loan from related party         (207,000)

We do not have any firm commitments from any person to provide us with any capital.

See Note 1 to the financial statements included as part of this report for a discussion of our significant accounting policies.

As of March 31, 2015 we did not have any off balance sheet arrangements.

Item 4.  Controls and Procedures.

     (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officers, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2015, the Company's Principal Executive and Financial Officers evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officers concluded that the Company's disclosure controls and procedures were not effective at a reasonable assurance level as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP. As a result, the Company did not adequately test whether its disclosure controls and procedures were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis. While the Company's management has reviewed the financial statements and underlying information included in this report on Form 10-Q in detail and believes the procedures performed are adequate to fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented, the deficiency in accounting personnel that existed during the three months ended March 31, 2015 could have led to errors in the financial statements.

     (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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


                                      AMERICANN, INC.


June 15, 2015                          By:/s/ Timothy Keogh
                                          ----------------------------------
                                          Timothy Keogh, Principal Executive
                                          Officer





June 15, 2015                          By:/s/ Benjamin Barton
                                          ----------------------------------
                                          Benjamin Barton, Principal
                                          Financial and Accounting Officer