Form 10-Q/A
period 2014-06-30
AmeriCann, Inc.
filed 2015-07-21
CIK 1508348

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

Explanatory Note for Amendment 1:
This Amendment #1 to the issuer's Quarterly Report furnishes the XBRL presentation not filed with the previous 10Q filed on August 14, 2014. No other changes, revisions, or updates were made to the original amended filing.

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

AMERICANN, INC.

July 6, 2015	By:	/s/ Timothy Keogh
Timothy Keogh,
Principal Executive Officer

July 6, 2015	By:	/s/ Benjamin Barton
Benjamin Barton,
Principal Financial and Accounting Officer