Form 10-Q
period 2015-06-30
AmeriCann, Inc.
filed 2015-08-18
CIK 1508348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number: 001-35902

AMERICANN, INC
(Exact name of registrant as specified in its charter)

Delaware	27-4336843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3200 Brighton Blvd. Unit 114 Denver, CO	80216
(Address of principal executive offices)	(Zip Code)

(303) 862-9000
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of August 1, 2015,  the registrant had 16,631,000 shares of Common Stock ($0.0001 par value) outstanding.

AMERICANN, INC.
FORM 10-Q

i

PART I:  FINANCIAL INFORMATION

ITEM 1.     UNAUDITED FINANCIAL STATEMENTS

AMERICANN, INC.
(FKA NEVADA HEALTH SCAN, INC.)
CONDENSED BALANCE SHEETS

	June 30, 2015 (unaudited)	September 30, 2014

Assets
Current Assets:
Cash and cash equivalents	$101,388	$173,956
Interest receivable	6,559	-
Deposits	100,000	100,000
Prepaid expenses	30,833	5,000
Land held for sale	2,250,809	2,250,809
Total current assets	2,489,589	2,529,765

Furniture and equipment (net of depreciation of $1,177 and $394, respectively)	6,679	7,463
Note receivable - Natures Own	665,000	1,000,000
Note receivable -WGP	1,087,556	-
Website development costs	41,500	-
Deferred financing costs	12,527	-
Security deposit	3,110	3,110
Total assets	$4,305,961	$3,540,338

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$42,144	$25,515
Related party payables	-	16,357
Interest payable	7,689	-
Interest payable - related party	30,225	5,192
Other payables	5,871	12,981
Deferred revenue	-	11,740
Note payable	650,000	-
Total current liabilities	735,929	71,785

Note payable - related party	1,508,000	825,000

Total liabilities	2,243,929	896,785

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
16,631,000 and 16,581,000 shares issued and outstanding
as of June 30, 2015 and September 30, 2014, respectively	1,663	1,658
Additional paid in capital	4,957,936	4,606,718
Accumulated deficit	(2,897,567)	(1,964,823)
Total stockholders' equity	2,062,032	2,643,553

Total liabilities and stockholders' equity	$4,305,961	$3,540,338

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICANN, INC.
(FKA NEVADA HEALTH SCAN, INC.)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
		(as restated)		(as restated)

Revenues:
Consulting fees	$45,000	$-	$125,000	$-
Total revenues	45,000	-	125,000	-

Operating expenses:
Advertising and marketing	4,954	333	11,029	333
Professional fees	191,002	95,920	464,469	176,520
General and administrative expenses	163,674	678,023	659,352	843,434
Total operating expenses	359,630	774,276	1,134,850	1,020,287

Loss from operations	(314,630)	(774,276)	(1,009,850)	(1,020,287)

Other income (expense):
Interest income	61,629	986	161,430	986
Interest expense	(38,574)	-	(41,607)	-
Interest expense - related party	(21,656)	-	(42,717)	-
Total other income (expense)	1,399	986	77,106	986

Net loss	$(313,231)	$(773,290)	$(932,744)	$(1,019,301)

Basis and diluted loss per common share	$(0.02)	$(0.05)	$(0.06)	$(0.06)

Weighted average common shares outstanding	16,631,000	15,735,937	16,619,645	15,822,126

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICANN, INC.
(FKA NEVADA HEALTH SCAN, INC.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended June 30,
	2015	2014
		(as restated)
Cash flows from operating activities:
Net loss	$(932,744)	$(1,019,301)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	784	59
Amortization of deferred financing costs	15,245	-
Amortization of prepaid expense	29,167	-
Stock based compensation and option expense	301,223	693,394
Expenses paid on behalf of the Company	37,720	-
Changes in operating assets and liabilties:
Interest receivable	(6,559)	(986)
Prepaid expenses	(5,000)	(8,110)
Deferred financing costs	-	-
Accounts payable and accrued expenses	16,629	15,064
Related party payables	(54,077)	-
Interest payable	7,689	-
Interest payable - related party	25,033	-
Other payables	4,112	-
Deferred revenue	(11,740)	-
Net cash flows used in operations	(572,518)	(319,880)

Cash flows from investing activities:
Purchase of fixed assets	-	(4,626)
Capitalization of website development costs	(41,500)	-
Deposit on land	(100,000)	(250,000)
Payments received note receivable - Natures Own	335,000	-
Advances made on note receivable - Natures Own	-	(200,000)
Advances made on note receivable - WGP	(987,556)	-
Net cash flows used in investing activities	(794,056)	(454,626)

Cash flows from financing activities:
Common stock issued for cash	-	800,001
Proceeds from note payable	611,006	-
Proceeds from note payable - related party	890,000	5,600
Payments on note payable - related party	(207,000)	-
Net cash flows provided by financing activities	1,294,006	805,601

Net (decrease) increase in cash and cash equivalents	(72,568)	31,095

Cash and cash equivalents at beginning of period	173,956	-

Cash and cash equivalents at end of period	$101,388	$31,095

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$36,357	$-

Cash paid for income taxes	$-	$-

Shares issued for prepaid services	$50,000	$-

Advance from deposit reclassed to note receivable - WGP	$100,000	$-

Deferred financing costs	$27,772	$-

Property tax paid directly from escrow	$11,222	$-

Expenses paid on behalf of the Company by related party	$37,720	$-

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

AmeriCann, Inc. (fka Nevada Health Scan, Inc.) ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on June 25, 2010. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. ("AP"). Under AP's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (i) receive and own any interest which AP had in the development of an MRI scanning facility; and (ii) issue shares of its common stock to AP's general unsecured creditors, to its administrative creditors, and to its shareholders.

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

Basis of Presentation

The following (a) condensed balance sheet as of September 30, 2014, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of June 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on February 18, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K have been omitted.

Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company's financial statements. The condensed financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

A. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions made by management are valuation of equity instruments, collectibility of notes receivable, depreciation of property and equipment, and deferred tax asset valuation. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

 B. Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, demand deposit accounts and temporary cash investments with maturities of ninety days or less at the date of purchase.

C. Property and Equipment

Long Lived Assets. The Company's long-lived assets consisted of property and equipment and are reviewed for impairment in accordance with the guidance of the FASB Topic Accounting Standard Codification (“ASC”) 360, Property, Plant, and Equipment, and FASB Topic ASC 205, Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through June 30, 2015, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company's products or services will continue, which could result in an impairment of long-lived assets in the future.

Depreciation for Office furniture and equipment is provided for on the straight-line method over a 7 year estimated useful life.

D. Deposit on Website Development

The Company recognized the costs associated with developing a website in accordance with ASC Subtopic 350-50, Website Development Cost. The website development costs are divided into three stages, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development. In short, website development cost for internal use should be capitalized except content input and data conversion costs in content development stage. Costs associated with the website consist of website development costs paid to third parties. As of June 30, 2015 $49,500 was paid to the website development company. The Company completed phase one and two which relate to the planning phase and $8,000 was recognized as expense as of June 30, 2015, with the remaining $41,500 qualified as capitalizable.

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

I. Loss Per Share

The Company computes net loss per share in accordance with the FASB ASC 260. The ASC specifies the computation, presentation and disclosure requirements for loss per share for entities with publicly held common stock.

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. The equity instruments such as warrants and options were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

 J. Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, notes receivables, deposits, and accounts receivables. The Company places its cash with high credit quality financial institutions. As of June 30, 2015, the Company has an outstanding note receivable of $665,000 with 4900 Jackson, LLC and $1,087,556 with Wellness Group Pharms, LLC (“WGP”).  The WGP note is currently in dispute.  See Note 3.

K. Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

L. Revision of Previously-Issued Financial Statements

As disclosed in the 2014 Form 10-K, the Company identified errors in its financial statements for the second and third quarters of the fiscal year ended September 30, 2014, as included in the Company’s 2014 quarterly reports on Form 10-Q, and decided to revise its previously issued financial statements to properly recognize certain equity transactions as of and for the periods ended March 31, 2014 and June 30, 2014.

The Company assessed the effect of the above errors in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to any of the Company’s prior interim and annual financial statements. The financial statements for the three and nine months ended June 30, 2014 included in this Form 10-Q are revised as described below for those adjustments and should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” disclosed in the 2014 Form 10-K filed with the SEC on February 18, 2015.

All financial information contained in the accompanying notes to these unaudited condensed financial statements have been revised to reflect the correction of these errors.

The following tables present the effect of the aforementioned revisions on the Company’s condensed statements of operations and cash flow for the quarter ended June 30, 2014:

	As	Options
	Previously	Issued to	As
	Stated	Third Party	Restated

STATEMENT OF OPERATIONS:
Three Months Ended:
General and administrative expenses	122,951	555,072	678,023
Loss from operations	(219,204)	(555,072)	(774,276)
Net loss	(218,218)	(555,072)	(773,290)
Loss per common share	(0.01)	(0.40)	(0.50)
Nine Months Ended:
General and administrative expenses	185,500	657,934	843,434
Loss from operations	(362,353)	(657,934)	(1,020,287)
Net loss	(361,367)	(657,934)	(1,019,301)
Loss per common share	(0.02)	(0.04)	(0.06)

STATEMENT OF CASH FLOW:
Net loss	(361,367)	(657,934)	(1,019,301)
Stock based compensation and option expense	35,460	657,934	693,394

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $2,897,567 and $1,964,823 at June 30, 2015 and September 30, 2014, respectively, and had a net loss of $932,744 for the nine months ended June 30, 2015. These matters, among others, raise substantial doubt about our ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds by way of a public offering.

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

NOTE 3.  NOTES RECEIVABLE

Natures Own.  On June 23, 2014 the Company entered into a secured financing agreement with Nature's Own Wellness Center, Inc. ("Nature's Own"). Financing was provided in a series of tranches for the construction progresses to renovate a 15,000 square foot warehouse into a cannabis growing and processing facility. The total amount of financing was $1,000,000, and accrues interest at 18% per annum, and matures on November 1, 2016. Monthly interest only payments were $15,000 due July 1 through December 1, 2014.  Monthly principal and interest payments of approximately $50,000 begin on December 1, 2014 through maturity. The note receivable is collateralized by substantially all of the assets of Nature's Own and is personally guaranteed by one of the majority owners of Nature's Own.

Effective January 1, 2015 the Company and Nature’s Own modified the loan and consulting agreements between the parties.  The modification to the loan agreement eliminated required principal payments for January through May 2015 and increased the final principal payment due on December 1, 2016 to $182,531. The Company analyzed the modification to determine if the change in terms was a troubled debt restructuring. Based on ASC Subtopic 310-40, Receivables - Troubled Debt Restructuring by Creditors, the Company determined that a concession was not made. The modification to the consulting agreement extended the term to May 31, 2017.

In early May 2015, Nature's Own's interest in the growing and processing facility was purchased by 4900 Jackson, LLC, and 4900 Jackson, LLC assumed Nature's Own obligations under the loan and consulting agreements. On May 20, 2015, the Company modified the loan and consulting agreements with 4900 Jackson, LLC. Pursuant to the modified loan agreement, 4900 Jackson, LLC made an accelerated principal payment to the Company of $300,000 in exchange for the Company reducing the interest rate from 18% to 12%, and the maturity date was extended to May 1, 2017. The Company analyzed the modifications to determine if the change in terms was a troubled debt restructuring. Based on ASC Subtopic 310-40, Receivables - Troubled Debt Restructuring by Creditors, the Company determined that a concession was not made as there was an exchange of an interest rate reduction for accelerated principal repayments. The proceeds of the loan will continue to be used to develop the cannabis growing and processing facility. The modification to the consulting agreement reduced the monthly fee from $10,000 to $5,000 through May 31, 2017.

At June 30, 2015 and September 30, 2014, the balance of the note receivable was $665,000 and $1,000,000, respectively. Interest income was $31,414 and $986 for the three months ended June 30, 2015 and 2014, respectively, and $119,854 and $986 for the nine months ended June 30, 2015 and 2014, respectively. Consulting fees earned were $25,000 and $-0- for the three months ended June 30, 2015 and 2014, respectively, and $85,000 and $-0- for the nine months ended June 30, 2015 and 2014, respectively.

WGP.  On September 21, 2014, the Company entered into two loan agreements with WGP. Subsequent to entering into the loan agreements WGP, applied to the state of Illinois for licenses to operate two marijuana cultivation facilities under the Illinois Compassionate Use of Medical Cannabis Pilot Program Act. As part of this agreement, the Company deposited $100,000 into a Trust Account held by its corporate attorneys as deposits for two loan agreements for applications in the Illinois medical marijuana program. As per the loan agreements, the Company deposited $50,000 into a trust account for each of the applications.

On February 2, 2015, WGP was notified that it was awarded one of the two licenses for which it applied under the Illinois act.

On February 23, 2015, the Company and WGP amended their agreement and expanded the scope of the agreement.

The amended agreement calls for the Company to serve as the developer of a new facility to be called the Illinois Medical Cannabis Center ("IMCC"). WGP plans to use the IMCC to cultivate, process and distribute medical cannabis to many of the state's 52 newly licensed medical dispensaries.

The Company will receive, over a 12-year period, a 25% fee on all cannabis produced at the IMCC, $240,000 annually in consulting fees and $6.00 per square foot in monthly lease payments.  The Company recognized $20,000 and $40,000 of consulting fees for the three and nine months ended June 30, 2015, respectively.

The working capital loan carries an annual interest rate of 18%. Interest on the loan initially accrues and is added to the loan as principal until the first calendar month in which WGP commences operations in the IMCC. The term of the loan ends December 31, 2017.

The Company commenced construction of the IMCC in March 2015 with a first phase of approximately 27,000 square feet. WPG's initial harvest is projected for late Fall 2015. The Company plans to add additional cultivation capacity as the Illinois Medical Cannabis Program develops. Additionally, the Company has commenced development of comprehensive cannabis infused product line. As a part of the amended agreement, the Company will license this proprietary product brand to WGP. WGP, in turn, will process, package and distribute infused cannabis products to licensed medical dispensaries in Illinois. The Company will receive a 20% royalty from the sale of all cannabis extractions and infused products.  As of June 30, 2015, WGP had yet to commence revenue generating activities.

On February 23, 2015, the Company provided initial funding of $600,000 to WGP under the Working Capital Loan Draw #1. Funds of $400,000 were used for the premium for a $2 million performance bond, and funds of $200,000 were used for the payment of a state license fee. The $100,000 deposited into the trust account on September 21, 2014 was used as part of the $600,000 payment made on February 23, 2015.

During March 2015, the Company provided an additional $73,294 to WGP under the Working Capital Loan Draw #2 for working capital to pay consultants, lobbyists, and legal fees.

On April 7, 2015, WGP sent notice to the Company claiming that the payment of approximately $215,000 of the $332,357 total payments towards construction of the IMCC were not authorized by WGP and that the Company's payment for building was made "...at its own election." WGP further claimed that AmeirCann failed to provide funding pursuant to the original plan and as a result the agreements between The Company and WGP were void.

On April 10, 2015, WGP notified the Company that the relationship between the Company and WGP could continue only if the Company agreed to accept significant changes to the original agreements. In this correspondence, WGP made eight demands including the following:

(1) That the Company provide an extra $2,000,000 in working capital to WGP,

(2) That the Company agree to reduce the interest rate on the working capital loan to WGP by 6%, and

(3) That the Company would not pay vendors and suppliers directly, but rather that all funds had to be provided to WGP for disbursements.

The Company's management believed that WGP's notice to void the agreements was without merit and that this was merely an attempt to renegotiate the terms of a valid contract. The Company rejected WGP's proposal outright.

The Company has notified WGP that the Company has fulfilled its obligations pursuant to its agreements with WGP but due to WGP's anticipatory breach of contract, and repeated lack of good faith and fair dealing, the Company's agreements with WGP were terminated.

The Company has not filed any formal litigation but has provided legal notice that the Company's loans to WGP are immediately due and payable. A Security Agreement in favor of the Company secures the amounts loaned to WGP.  At June 30, 2015, the balance of the note receivable was $673,294 and accrued interest receivable was $41,905. Both amounts were included in note and accounts receivable-WPG in the accompanying condensed balance sheet.  Interest income was $30,215 for the three months ended June 30, 2015 and $41,905 for the nine months ended June 30, 2015. Consulting fees earned were $20,000 for the three months ended June 30, 2015 and $40,000 for the nine months ended June 30, 2015. At June 30, 2015, accounts receivable of $40,000 for the consulting fees was included in note and accounts receivable-WPG in the accompanying condensed balance sheet.

In addition, the Company funded $332,357 towards the construction of the IMCC, which the Company expects WGP to repay. The improvements to the property include the purchase of a metal building for approximately $215,000, site work including excavation, asphalt road, concrete foundations and soft costs for architectural drawings, engineering survey, builder supervision, general contractor fee and a contingency account.

Combined monies advanced, accounts receivable, interest receivable and land improvements paid on WGP's behalf totals $1,087,556, at June 30, 2015 and was recognized as notes and accounts receivable-WGP in the accompanying condensed balance sheet. There was no balance related to WGP at September 30, 2014.

NOTE 4.  LAND HELD FOR SALE

On July 31, 2014, the Company closed on an all cash purchase of a five-acre parcel of land located at 4200 Monaco Street, Denver, Colorado. The total purchase price for the property was approximately $2,250,000. The property is currently zoned for cannabis cultivation and processing by the City and County of Denver. On May 5, 2015 the Company entered into an agreement to sell the property to an unrelated party for $2,500,000. The sale was scheduled to close July 3, 2015. However, the unrelated party did not purchase the property, and the Company intends to list the property for sale.

NOTE 5.  NOTE PAYABLE

On March 21, 2015, the Company closed on a $650,000 loan from a third party. The loan is due September 21, 2015 and secured by the land held for sale the Company owns at 4200 Monaco Street, Denver, Colorado. The annual interest rate for the loan is 14%. The loan is interest only with the principal and any accrued interest due on September 21, 2015. Interest expense was $23,066 and $26,099 for the three months and nine months ended June 30, 2015, respectively. Accrued interest was $7,689 at June 30, 2015. As part of the financing the Company incurred $27,772 in deferred financing costs that will be amortized over the life of the loan.  The Company recognized interest expense associated with the amortization of deferred financing costs of $15,245 for the nine months ended June 30, 2015.

NOTE 6.  RELATED PARTY TRANSACTIONS AND RELATED PARTY NOTES PAYABLE

During year ended September 30, 2014, the President of the Company advanced $16,357 to cover certain expenses. This cash advance was evidenced by a non-interest bearing note, is due on demand and is recorded under related party payables in the accompanying balance sheets. The outstanding balance was $-0- and $16,357 at June 30, 2015 and September 30, 2014, respectively.

At June 30, 2015, we had an outstanding note payable of $1,508,000 to Strategic Capital  Partners, an entity controlled by our Chief Financial Officer. Under the note payable, as amended, outstanding amounts accrue interest at 5% per year payable on March 31st and September 30th, with all outstanding principal and interest due on October 1, 2016, and can be repaid at any time prior to maturity. Interest expense was $21,656 and $-0- for the three months ended June 30, 2015 and 2014, respectively, and $42,717 and $-0- for the nine months ended June 30, 2015 and 2014, respectively. Interest payable – related party of $30,225 and $5,192 was included in the accompanying balance sheets at June 30, 2015 and September 30, 2014, respectively.  The Company made an interest payment in the amount of $17,684 in March 2015 associated with this note payable.  During 2015, the Company received advances of $890,000 and made payments of $207,000.

During the nine months ended June 30, 2015 Strategic Capital Partners paid expenses of $37,720 on behalf of the Company of which the Company repaid all related amounts as of June 30, 2015.

NOTE 7.  LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
		(as restated)		(as restated)

Net loss attributable to common stockholders	$(313,231)	$(773,290)	$(932,744)	$(1,019,301)

Basic weighted average outstanding shares of common stock	16,631,000	15,735,937	16,619,645	15,822,126
Dilutive affects of common share equivalents	-	-	-	-
Dilutive weighted average outstanding shares of common stock	16,631,000	15,735,937	16,619,645	15,822,126

Basic and diluted net loss per share of common stock	$(0.02)	$(0.05)	$(0.06)	$(0.06)

NOTE 8.  INCOME TAXES

The Company did not record any income tax expense or benefit for the three months or nine months ended June 30, 2015. The Company increased its valuation allowance and reduced its net deferred tax assets to zero. The Company's assessment of the realization of its deferred tax assets has not changed, and as a result the Company continues to maintain a full valuation allowance for its net deferred assets as of June 30, 2015.

As of June 30, 2015, the Company did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2014.

NOTE 9.  STOCK BASED COMPENSATION

Shares Issued to Officer. On March 25, 2014, the Company entered into an employment agreement with Mr. Keogh. The agreement: (i) has an initial term of three years; (ii) requires that Mr. Keogh devote at least 50% of his time to the Company and; (iii) provides that the Company will pay Mr. Keogh $12,000 per month during the term of the agreement. Pursuant to the employment agreement, Strategic Capital Partners, LLC, the Company's largest shareholder, sold 1,200,000 shares of the Company's common stock to Mr. Keogh at a price of $0.001 per share. The estimated fair market value of the stock was $.75 per share based the then current Private Placement Memorandum in place resulting in an aggregate stock based compensation of $898,800 for the difference between the estimated fair market value of $.75 and the purchase price of $0.001 per share. As the Company expects the shares to be earned over the vesting period, the Company will amortize the entire amount to stock based compensation in the Company's statement of operations over the vesting period. Stock based compensation expense for these shares was $46,813 and $102,988 for the three months ended June 30, 2015 and 2014, respectively, and $252,789 and $327,688 for the nine months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015, unrecognized stock based compensation expense associated with this award was $215,338 which is expected to be recognized over a weighted average period of 0.7 years.

Shares Issued to Consultants. On February 19, 2015 the Company issued 50,000 shares of common stock for investment relation services valued at $1.00 per share or $50,000. 25,000 shares vest immediately and 25,000 shares vest in a six month period. As of June 30, 2015, there is $20,833 in the prepaid asset account. Amortization of the prepaid expense for these shares was $12,500 and $29,167 for the three and nine months ended June 30, 2015, respectively, and recognized in general and administrative expenses.

On May 5, 2014, the Company issued 20,000 shares of common stock for services received. The estimated fair value was $15,000. On March 25, 2014, the Company entered into a consulting agreement with Mr. Czarkowski. Pursuant to the consulting agreement the parties entered into a share purchase agreement in which Strategic Capital Partners sold 300,000 shares to Mr. Czarkowski at a price of $.02 per share with an estimated fair market value of $.75 per share, for an aggregate fair value of $219,000. On February 5, 2014, the Company issued 20,000 shares of common stock for services received. The estimated fair value was $400. Stock based compensation for these shares was $234,400 for the nine months ended June 30, 2014.

Stock Options. Stock option activity as of September 31, 2014 and for the nine months ended June 30, 2015 is presented below.

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding at September 30, 2014	1,105,000	$9.12
Granted	100,000	$4.00
Cancelled	-	$-
Exercised	-	$-
Outstanding as of June 30, 2015	1,205,000	$8.70	2.7	$-

Expected to vest at June 30, 2015	1,205,000	$8.70	2.7	$-

Exercisable at June 30, 2015	650,000	$6.83	2.7	$-

As part of its amended agreement with WGP (see Note 3), the Company issued options which allow WGP to purchase up to 100,000 shares of the Company's common stock at a price of $4.00 per share. The options were valued at $19,139 using the Black Scholes option pricing model with the following assumptions: $.02 value of stock on grant date; $4.00 exercise price immediate vesting; .75 risk free interest rate; 100% volatility factor; and 0% dividend yield and were recorded as stock based compensation expense. The options expire in February 2018.

Stock based compensation (benefit) expense related to the options was $(1,229) and $96,400 for the three months ended June 30, 2015 and 2014, respectively, and $48,434 and $96,400 for the nine months ended June 30, 2015 and 2014, respectively.

Total stock based compensation expense was $45,584 and $213,694 for the three months ended June 30, 2015 and 2014, respectively, and $301,223 and $693,394 for the nine months ended June 30, 2015 and 2014, respectively.

NOTE 10.  COMMITMENTS AND CONTIGENCIES

Massachusetts Land Purchase.  On January 14, 2015, the Company entered into an agreement to purchase a 52.6 acre parcel of undeveloped land in Freetown, Massachusetts. The property is located approximately 47 miles southeast of Boston. The Company plans to develop the property as the Massachusetts Medical Cannabis Center ("MMCC"). Plans for the MMCC may include the construction of sustainable greenhouse cultivation and processing facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program. Additional plans for the MMCC may include a testing laboratory, a research facility, a training center, an infused product production facility and corporate offices.

The Company paid the seller a refundable $100,000 deposit upon the signing of the agreement which will be applied toward the purchase price of $4,000,000 at the closing or returned at the option of the Company. The closing date was moved from June 1, 2015 to September 1, 2015.

In March 2015, the Company contracted with Campanelli Associates Management Corp. (“Campanelli”) to assist with the permitting and schematic design for the IMCC. Campanelli will provide owner's representation and provide technical and planning support to manage the schematic design and permitting process. Campanelli's fee for this phase of the project will be $125,000 to be paid at the rate of $15,000 per month (to be paid on the 1st of each month) with a lump sum payment of the balance due at the end of this Permitting, Development and Schematic Design Services phase. This phase of the project shall be deemed complete when the land has been purchased and all permits necessary to commence construction have been obtained and permit appeal periods have expired. As part of the agreement, the Company secured the right to option for purchase an adjacent parcel of land owned by Campinelli. After a preliminary review, the site parcel was deemed unusable and the Company waived its right to the option in April.

Operating Leases. The Company leases its office space located at 3200 Brighton Boulevard, Denver, Colorado for $2,870 per month commencing June 18, 2014 and ending June 30, 2015 and then month-to-month. The Company paid a refundable deposit of $3,110. The lease expense was $8,610 and $-0- for three months ended June 30, 2015 and 2014, respectively, and $25,480 and $-0- for the nine months ended June 30, 2015 and 2014, respectively.

The Company leases an automobile under an operating lease commencing October 4, 2014 for 39 months at $611 per month. The lease expense was $1,834 and $-0- for the three months ended June 30, 2015 and 2014, respectively, and $6,119 and $-0- for the nine months ended June 30, 2015 and 2014, respectively. At June 30, 2015 the future rental payments required under operating leases are $18,330.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended September 30, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations as described from time to time in our SEC reports, including those risks outlined under “Risk Factors” in Item 1A of our Form 10-K for the year ended September 30, 2014. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

OVERVIEW

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

Our current business plan involves providing an essential set of services to the regulated cannabis industry. The market research firm ArcView Group estimates the market for the regulated cannabis industry for 2013 was $1.53 billion, expected to grow to $10.2 billion in 10 years. Based on the ArcView analysis, the cannabis industry is projected to grow faster than any other industry in the country over the next decade.

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

We currently have two financing and consulting agreements with two different customers, one of which is a licensed Colorado cannabis dispensary owner and grower and one of which is an Illinois licensed cannabis operator.  Under these agreements, we are earning consulting fees and interest income, although we have recently terminated our agreement with our Illinois operator – see Recent Developments below.   We are also the owner of a five-acre parcel of land located in north central Denver, Colorado, which is currently zoned for cannabis cultivation and processing by the City and County of Denver.

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

In early May 2015, Nature's Own's interest in the growing and processing facility was purchased by 4900 Jackson, LLC, and 4900 Jackson, LLC assumed Nature's Own obligations under the loan and consulting agreements. On May 20, 2015, we modified the loan and consulting agreements with 4900 Jackson, LLC to provide for an accelerated principal payment to us of $300,000, a reduction in the interest rate from 18% to 12%,, to extend the maturity date to May 1, 2017, and to reduce the monthly fee from $10,000 to $5,000 through May 31, 2017.

On July 31, 2014 we closed on an all cash purchase of a five-acre parcel of land located in north central Denver, Colorado. The total purchase price for the property was $2,250,000.  The property is currently zoned for cannabis cultivation and processing by the City and County of Denver. On May 5, 2015 we entered into an agreement to sell the property to an unrelated party for $2,500,000.  The sale was scheduled to close July 3, 2015.  However the unrelated party did not purchase the property, and as a result we retained the right to develop or sell the property.

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

We rejected WGP's proposal outright.

In response to continued legal disputes, our agreements with WGP were terminated.  We will take all necessary steps to recover our investment and pursue our claims against WGP.  As of June 30, 2015, we had a balance due from WGP of $1,087,556.  Based on our estimates of collectability, no reserves have been recorded against this receivable.

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

SIGNIFICANT ACCOUNTING POLICIES

There were no changes in our significant accounting policies and estimates during the nine months ended June 30, 2015 from those set forth in our Annual Report on Form 10-K for the year ended September 30, 2014 filed on February 18, 2015.

RESULTS OF OPERATIONS

Total Revenues

During the three and nine months ended June 30, 2015 we generated approximately $45,000 and $125,000 in revenue, respectively.  For the three and nine months ended June 30, 2014, we did not generate any revenue. As we have only recently begun our principal operations, we have little operating history upon which to evaluate our business.

Advertising and Marketing Expenses

Advertising and marketing expenses were approximately $5,000 and $11,000 for the three and nine months ended June 30, 2015, respectively, as compared to approximately $300 for both the three and nine months ended June 30, 2014.  We have recently initiated marketing activities and expect such costs to continue to increase as we expand our operations.

Professional Fees

Professional fees were approximately $191,000 and $464,000 for the three and nine months ended June 30, 2015, respectively, as compared to approximately $96,000 and $177,000 for the three and nine months ended June 30, 2014, respectively.  The increase in professionals fees are attributable to legal fees in response to our dispute with WGP (see Note 3 of the Notes to our Condensed Financial Statements) and increased consulting fees as we expand our operations.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended June 30, 2015, were approximately $164,000 and $659,000, respectively, as compared to approximately $678,000 and $843,000 for the three and nine months ended June 30, 2014, respectively.  The decrease is attributable primarily to a decrease in stock based compensation and option expense as many of our stock-based awards were granted in 2014 and were subject to short vesting periods.  This decrease is partially offset by increases in salaries and other general and administrative expenses as we continue to develop our business and expand our operations.

Interest Income

Interest income was approximately $62,000 and $161,000 for the three and nine months ended June 30, 2015, respectively, as compared to approximately $1,000 for the three and nine months ended June 30, 2014, respectively.  The increase is attributable to our contracts with our Colorado and Illinois operators, whose contracts were initiated in late 2014.

Interest Expense

Interest expense was approximately $60,000 and $84,000 for the three and nine months ended June 30, 2015, respectively, as we have financed our recent investing and operating activities primarily with debt.   We incurred no interest expense in the three and nine months ended June 30, 2014.

Net Operating Loss

We had a net loss of approximately $(313,000) and ($933,000) for the three and nine months ended June 30, 2015, respectively, as compared to a net loss of approximately $(773,000) and $(1,019,000) for the three and nine months ended June 30, 2014, respectively.  The decrease in net loss is attributable to changes in revenues, operating expenses and interest income and expense, each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of June 30, 2015 we had borrowed $1,508,000 from Strategic Capital Partners, LLC, a Company controlled by Benjamin J. Barton, one of our officers and directors. The loan is unsecured and bears interest at 5% per year. Interest is payable on March 31 and September 30 of each year. The loan, plus all unpaid principal and interest, is due on October 1, 2016.

As of June 30, 2015, we had borrowed $650,000 from a third party. The loan is due September 21, 2015 and secured by the land we own at 4200 Monaco Street, Denver, Colorado. The annual interest rate for the loan is 14%. The loan is interest only with the principal and any accrued interest due on September 21, 2015.

Analysis of Cash Flows

During the nine months ended June 30, 2015, our net operating cash flows used in operations were approximately $573,000 as compared to net cash flows used in operations of approximately $320,000 for the nine months ended June 30, 2014.  Although we incurred a smaller net loss during 2015 as compared to 2014, this was more than offset by a reduction in stock based compensation.

Cash flows used in investing activities were approximately $794,000 for the nine months ended June 30, 2015, consisting of advances made on notes receivable, deposits on land and website development expenditures, partially offset by payments received from notes receivable.  Cash flows used in investing activities were approximately $455,000 for the nine months ended June 30, 2014, consisting of advances made on notes receivable, deposits on land and fixed asset purchases.

Cash flows from financing activities were approximately $1,294,000 for the nine months ended June 30, 2015, consisting of proceeds from notes payable, partially offset by payments on notes payable.  Cash flows from financing activities were approximately $806,000 for the nine months ended June 30, 2014, consisting of proceeds from the issuance of common stock and, to a lesser extent, proceeds from notes payable.

We do not have any firm commitments from any person to provide us with any capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2015 we did not have any off balance sheet arrangements.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II: OTHER INFORMATION

ITEM 6.     EXHIBITS

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith)

32
Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICANN, INC.

Dated: August 18, 2015	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer