Form 10-K
period 2015-09-30
AmeriCann, Inc.
filed 2016-01-13
CIK 1508348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).  Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2015, was $5,271,000.

As of December 15, 2015, the registrant had 16,631,000 outstanding shares of common stock.

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

ITEM 1.  BUSINESS.

AmeriCann, Inc. develops, will own and supports advanced medical cannabis cultivation and processing facilities nationwide.  We have a multi-market portfolio of over 1,000,000 square feet of sustainable cannabis production infrastructure in various stages of development which consists of 125,000 square feet of approved cultivation and processing infrastructure on the 5 acres located at 5280 Monaco St. in Denver, and site approval for 977,000 square feet of cultivation, processing and administration infrastructure at the Massachusetts Medical Cannabis Center (“MMCC”).

AmeriCann’s team includes board members, consultants, engineers and architects who specialize in traditional horticulture, lean manufacturing, medical research, facility construction, regulatory compliance, security, marijuana cultivation and genetics, extraction processes, and infused product development.

To support local businesses that seek to serve cannabis patients in their communities we initiated the AmeriCann Preferred Partner Program. The initial step in becoming a preferred partner involves an application on our website.  Based on the initial inquiry, we determine if the location, market, type of project and economics support additional due diligence. Currently, we have one current Preferred Partner in Colorado, which is 4900 Jackson, LLC. Through this program we provide an essential set of resources including advance cultivation facilties, access to a team of experts and in certain cases, capital for our partner’s businesses. This support is designed to assist our Preferred Partners in newly regulated markets. In addition, AmeriCann’s team has actively participated in winning cannabis licenses in competitive application processes throughout the country including Massachusetts and Illinois.

AmeriCann plans to lease facilities to its Preferred Partners that will be designed with AmeriCann’s propriety cultivation and processing system called “Cannopy.” Cannopy uniquely combines experience from traditional horticulture, lean manufacturing, regulatory compliance and cannabis cultivation to create factilities and procedures. Cannopy includes automation throughout the production life-cycle, customized workflow processes, monitoring and controls, and top-line security systems. Cannopy empowers Preferred Partners to consistently produce medical marijuana for patients at the lowest cost in the most efficient, compliant manner.  We provide initial and on-going training, policies, practices and procedures to operate the state-of-the-art facilities.

The expanding cannabis industry requires extensive real estate to meet the growing needs of patients. AmeriCann assists our Preferred Partners with the identification, design, permitting, acquisition, development and operation of scalable infrastructure to cultivate and to dispense medical marijuana in regulated markets.

As an early market participant, we seek to leverage our leadership and competitive strengths in a formative industry to increase market share as the cannabis industry expands.

Company History

We were incorporated on June 25, 2010 under the laws of Delaware. We were established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. ("AP"). Under AP's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, we were incorporated to: (i) hold any interest which AP retained in the development of an MRI facility in Nevada; and (ii) issue shares of our common stock to AP's general unsecured creditors, administrative creditors, and shareholders in order to enhance their opportunity to recover from the bankruptcy estate.

Since we lacked the resources to effectively develop an MRI facility, in June, 2012 we decided to promote medical tourism by providing information on a website for those seeking to travel abroad for healthcare services. We planned to generate revenue by selling advertising to healthcare providers and related businesses including hotels and travel businesses.

In September 2013 we abandoned our business plan relating to promoting medical tourism.

In January 2014, we began operating in accordance with our new business plan.

On January 17, 2014, Strategic Capital Partners, LLC (“SCP”) a firm controlled by Benjamin J. Barton, acquired 14,950,000 shares of our outstanding common stock from a group of our shareholders, resulting in a change of control.

On February 21, 2014 we changed our name from Nevada Health Scan, Inc. to AmeriCann, Inc. and declared a stock dividend in the amount of four shares of common stock for each issued and outstanding share of common stock.

On February 24, 2014 SCP returned 65,750,000 shares of our common stock to us.

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

The loan had a 30-month term, with interest at 18% annually, and required monthly payments of approximately $50,000 of principal and interest and $10,000 in consulting fees to us. Nature's Own had agreed to pay $300,000 in consulting fees for its cannabis operations over the 30-month period. Over the term of the 30-month loan, the agreement called for us to receive average monthly payments of principal, interest and consulting fees in excess of $56,000.

Effective January 1, 2015 we modified our loan and consulting agreement with Natures Own. The modification to the loan agreement eliminated required principal payments for January through May 2015 and increased the final principal payment due on December 1, 2016 to $182,531. Principal and interest payments resumed at June 1, 2015 at $32,600 per month. The consulting agreement was modified to extend the term of the consulting agreement by five months to May 31, 2017.

In early May 2015, Nature's Own's interest in the growing and processing facility was purchased by 4900 Jackson, LLC, and 4900 Jackson, LLC assumed Nature's Own obligations under the loan and consulting agreements. On May 20, 2015, we modified the loan and consulting agreements with 4900 Jackson, LLC to provide for an accelerated principal payment to us of $300,000, a reduction in the interest rate from 18% to 12%, to extend the maturity date to May 1, 2017, and to reduce the monthly fee from $10,000 to $5,000 through May 31, 2017.

On July 31, 2014 we closed on an all cash purchase of a five-acre parcel of land located in north central Denver, Colorado. The total purchase price for the property was $2,250,000.  The property is currently zoned for cannabis cultivation and processing by the City and County of Denver.

On August 14, 2015 we signed an agreement to sell the five-acre parcel for a total purchase price of $2,500,000.  The closing of the transaction was to take place on or before September 14, 2015.  The buyer, with our consent extended the closing date to November 1, 2015 and made a loan to the Company of $900,000, which bears interest at 12% per year and is due and payable on March 6, 2016.  The buyer failed to close the purchase on November 1, 2015 and the purchase agreement with the buyer was terminated. The land will continue to be held for sale.

Beginning September 21, 2014, we entered into a series of agreements with Wellness Group Pharms LLC (“WGP’), an entity that was pursuing licenses to operate marijuana cultivation facilities under the Illinois Compassionate Use of Medical Cannabis Pilot Program Act.  As amended on February 22, 2015, these agreements provided for the following:

●
We were to replace WGP as the purchasing party under an existing contract to acquire a 16.1 acre parcel in Anna, Illinois as WGP was to take the necessary legal steps to assign the right to acquire ownership to the property starting February 23, 2015.  Subsequent to the amendment WGP purchased the land.  To date we have not received title to the land.

●
We were to construct on this parcel a marijuana cultivation facility (consisting of a 27,000 square foot warehouse and a total developable footprint of 285,000 square feet which would be built in future phases according to demand) in accordance with terms specified in WGP’s license application with the State of Illinois within six months of the award of the licenses on February 2, 2015.  As of September 30, 2015, payments of $332,357 had been made.

●
WGP was to lease and operate the facility from us at a base monthly rent of $6.00 per square foot plus 25% of gross monthly sales of cannabis and 20% of gross monthly sales of cannabis infused products. The term of the lease contract was 12 years commencing from the month in which both a final and enforceable occupancy certificate is issued for the facility, and WGP has been granted approval by the State of Illinois to commence production operations in the facility.

●
We were to provide working capital advances up to a maximum borrowing amount of $2,772,724, with such advances accruing interest at a rate of 18% per annum.  No principal or interest payments were due until WGP had cash on hand of $250,000, but in any event all principal and interest is due December 31, 2017.  As of September 30, 2015, advances of $673,294 had been made.

●
We were to receive consulting fees of $20,000 per month, with such unpaid amounts accruing interest at a rate of 18% per annum.beginning on March 1, 2015 through the term of the 12 year lease.  As of September 30, 2015, $40,000 had been earned and recognized.

Between February 2015 and April 2015, both parties operated under this agreement.  We made working capital advances totaling $673,294 (inclusive of the deposit of $100,000 made under the Initial WGP Agreements) and we recognized consulting revenues of $40,000.  We also incurred construction costs totaling $332,357 to begin developing the facility in connection with its obligations under the amended agreement.  However, WGP did not assign its rights to acquire the 16.1 acre parcel to us as required under the amended agreement.  Instead, WGP acquired the property directly.  We have notified WGP that we have fulfilled our obligations pursuant to our agreements with WGP but due to WGP's breach of contract, and repeated lack of good faith and fair dealing, the agreement was terminated.  WGP has claimed that our construction costs were unauthorized.  The Company disputes WGP’s claim.  To date, there is no change in the dispute with WGP.

Included in Note and Accounts Receivable – WGP in our balance sheet at September 30, 2015 are working capital advances of $673,294, accrued consulting fees of $40,000, construction advances of $332,357 and accrued interest of $75,619 for a total of $1,121,270.  In addition, an allowance for doubtful accounts of $456,470 has been recognized.

We have a formal security agreement covering $600,000 of the advances made to WGP (and related interest), whereby the indebtedness is secured by all real and personal property of WGP.  We believe all other amounts owed by WGP are due and payable and that additional security interests are implied in the agreements.  However, given the current dispute with WGP, we have established a provision for doubtful accounts of $456,470 during 2015, representing all amounts owed by WGP (including related interest) that are not covered by a formal security agreement.  This provision is reflected as a separate component of operating expense within our accompanying statement of operations.

We have not filed any formal litigation but have provided legal notice that our loans to WGP are immediately due and payable.  By contract, our process for resolving any disputes with WGP is to be resolved via binding arbitration.  We are aggressively pursuing collection of all amounts owed by WGP.  See “Note 3: Notes Receivable” in the Notes to our Consolidated Financial Statements for a discussion regarding our ongoing dispute with WGP.

On January 14, 2015, we entered into an agreement to purchase a 52.6 acre parcel of undeveloped land in Freetown, Massachusetts. The property is located approximately 47 miles southeast of Boston. We plan to develop the property as the Massachusetts Medical Cannabis Center "MMCC". Plans for the MMCC may include the construction of sustainable greenhouse cultivation and processing facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program. Additional plans for the MMCC may include a testing laboratory, a research facility, a training center, an infused product production facility and corporate offices.  We paid the seller $100,000 upon the signing of the agreement which amount will be applied toward the purchase price of $4,000,000 at the closing. On May 6, 2015, to address site considerations before finalizing the planned development, the agreement was amended to extend the closing date to September 1, 2015.  On August 27th, 2015 after addressing the site considerations, the agreement was amended to extend the closing date to October 30, 2015 to provide additional time for permitting with a payment of $100,000.

On October 23, 2015, we made an additional payment to the seller of $100,000, which will be applied to the purchase price if the closing occurs.

On December 8, 2015, The Town of Freetown Planning Board unanimously approved our site plan application for the MMCC.  The site plan application requested 977,000 square feet of infrastructure for medical marijuana cultivation, processing, testing and associated administration in Freetown's Industrial Park.  Our ability to proceed with the development of the MMCC is contingent upon the approvals by the Department of Public Health (the “DPH Approval”) for the Commonwealth of Massachusetts of our consulting agreement, development agreement and lease agreement relating to the MMCC.

On December 22, 2015 we and the seller amended the agreement to extend the closing date to the earlier of 5 business days following our receipt of the DPH Approval, or February 29, 2016. As consideration for the extension of the closing date, we agreed to increase the purchase price for the property to $4,100,000 and paid the seller a non-refundable fee of $100,000 which will be applied to the purchase price if the closing occurs.

Market Conditions

The market research firm ArcView Group estimates the market for the regulated cannabis industry for 2013 was $1.53 billion, for 2014 was $2.4 billion and is expected to grow to $10 billion by 2018. Based on the ArcView analysis, the cannabis industry is projected to grow faster than any other industry in the country over the next decade.

While the industry is growing rapidly, the cannabis industry faces three major obstacles that challenge its growth and profitability. First, the cultivation of cannabis is a very capital-intensive enterprise. Many cannabis entrepreneurs do not have access to the capital that is necessary to build the infrastructure to meet growing demand. Traditional sources of financing, such as banks, are not available currently to cannabis producers and retailers. Second, there is a significant shortage of knowledge related to virtually all areas of the cannabis business. When new states are added to the list of regulated cannabis markets, there will be a scarcity of experience and expertise to serve the needs of growers and retailers in these states. Third, the cultivation, sale and possession of marijuana is illegal under federal law.

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

As of September 30, 2015, 23 states and the District of Columbia allow their citizens to use Medical Marijuana.  Additionally, voters in the states of Colorado, Washington, Alaska, Oregon and the District of Columbia approved ballot measures to legalize cannabis for recreational use by adults.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of such federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.  While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal or state governments or the enactment of new and more restrictive laws.

Competition

Currently, there are a number of other companies that are involved in the marijuana industry, many of which we consider to be our competition. Many of these companies provide services similar to those which we provide or plan to provide.  We expect that other companies will recognize the value of serving the marijuana industry and become our competitors.

General

Our offices are located at 3200 Brighton Blvd., Unit 144 Denver, CO 80216. The Company leased its office space located at 3200 Brighton Boulevard, Denver, Colorado for $2,870 per month commencing June 18, 2014 and ending June 30, 2015.  After June 30, 2015 the lease is month-to-month until the Company gives its 30 day notice to terminate the lease.

As of September 30, 2015 we had two employees, that being Timothy Keogh, our Chief Executive Officer and Jane Roach, our Office Manager.  As of September 30, 2015, Mr. Keogh was spending approximately 90% of his time on our business and Jane Roach was spending approximately 100% of her time on the business.  See Item 11. Ben Barton is the Company’s CFO and he plans to spend 80% of his time on the Company’s business, but does not currently draw a salary.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES.

See Item 1. Business.

ITEM 3.  LEGAL PROCEEDINGS.

Beginning September 21, 2014, we entered into a series of agreements with WGP, an entity that was pursuing licenses to operate marijuana cultivation facilities under the Illinois Compassionate Use of Medical Cannabis Pilot Program Act.  As amended on February 22, 2015, these agreements provided for the following:

●
We were to replace WGP as the purchasing party under an existing contract to acquire a 16.1 acre parcel in Anna, Illinois as WGP was to take the necessary legal steps to assign the right to acquire ownership to the property starting February 23, 2015.  Subsequent to the amendment WGP purchased the land.  To date we have not received title to the land.

●
We were to construct on this parcel a marijuana cultivation facility (consisting of a 27,000 square foot warehouse and a total developable footprint of 285,000 square feet which would be built in future phases according to demand) in accordance with terms specified in WGP’s license application with the State of Illinois.

●
WGP was to lease and operate the facility from us at a base monthly rent of $6.00 per square foot plus 25% of gross monthly sales of cannabis and 20% of gross monthly sales of cannabis infused products.

●
We were to provide working capital advances up to a maximum borrowing amount of $2,772,724, with such advances accruing interest at a rate of 18% per annum.  No principal or interest payments were due until WGP had cash on hand of $250,000, but in any event all principal and interest is due December 31, 2017.

●	We were to receive consulting fees of $20,000 per month, with such unpaid amounts accruing interest at a rate of 18% per annum.

Between February 2015 and April 2015, both parties operated under this agreement.  We made working capital advances totaling $673,294 (inclusive of the deposit of $100,000 made under the Initial WGP Agreements) and we recognized consulting revenues of $40,000.  We also incurred construction costs totaling $332,357 to begin developing the facility in connection with its obligations under the amended agreement.  However, WGP did not assign its rights to acquire the 16.1 acre parcel to us as required under the amended agreement.  Instead, WGP acquired the property directly.  We have notified WGP that we have fulfilled our obligations pursuant to our agreements with WGP but due to WGP's breach of contract, and repeated lack of good faith and fair dealing, the agreement was terminated.  WGP has claimed that our construction costs were unauthorized.  The Company disputes WGP’s claim.

Included in Note and Accounts Receivable – WGP in our balance sheet at December 31, 2015 are working capital advances of $673,294, accrued consulting fees of $40,000, construction advances of $332,357 and accrued interest of $75,619 for a total of $1,121,270.

We have a formal security agreement covering $600,000 of the advances made to WGP (and related interest), whereby the indebtedness is secured by all real and personal property of WGP.  We believe all other amounts owed by WGP are due and payable and that additional security interests are implied in the agreements.  However, given the current dispute with WGP, we have established a provision for doubtful accounts of $456,470 during 2015, representing all amounts owed by WGP (including related interest) that are not covered by a formal security agreement.  This provision is reflected as a separate component of operating expense within our accompanying statement of operations.

We have not filed any formal litigation but have provided legal notice that our loans to WGP are immediately due and payable.  By contract, our process for resolving any disputes with WGP is to be resolved via binding arbitration.  We are aggressively pursuing collection of all amounts owed by WGP.  See “Note 3: Notes Receivable” in the Notes to our Consolidated Financial Statements for a discussion regarding our ongoing dispute with WGP.

Other than the foregoing, we are not involved in any legal proceedings and we do not know of any legal proceedings which are threatened or contemplated.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQX and OTC Bulletin Board under the trading symbol “ACAN”.  There has been limited trading of our common stock since trading began on July 10, 2014.

Shown below is the range of high and low closing prices for our common stock as reported by the OTCQX or OTC Bulletin Board for the period presented:

Quarter Ended	High	Low
September 30, 2014	$6.00	$0.86
December 31, 2014	$1.45	$0.55
March 31, 2015	$1.01	$0.55
June 30, 2015	$0.96	$0.30
September 30, 2015	$0.90	$0.40
December 31, 2015	$0.74	$0.46

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors.  Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend.  No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.  We currently intend to retain any future earnings to finance future growth.  Any future determination to pay dividends will be at the discretion of our directors and will depend on our financial condition, results of operations, capital requirements and other factors the board of directors considers relevant.

Our Articles of Incorporation authorize the Board of Directors to issue up to 20,000,000 shares of preferred stock.  The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid to the holders of our common stock.  The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by management.

As of December 15, 2015, we had 163 shareholders of record and 16,631,000 outstanding shares of common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

AmeriCann, Inc. develops, owns and supports advanced medical cannabis cultivation and processing facilities nationwide.  Currently, we have a multi-market portfolio of over 1,000,000 square feet of sustainable cannabis production infrastructure in various stages of development which consists of 125,000 square feet of approved cultivation and processing infrastructure on the 5 acres located at 5280 Monaco St. in Denver, and site approval for 977,000 square feet of cultivation, processing and administration infrastructure at the Massachusetts Medical Cannabis Center (“MMCC”).

AmeriCann’s team includes board members, consultants, engineers and architects who specialize in traditional horticulture, lean manufacturing, medical research, facility construction, regulatory compliance, security, marijuana cultivation and genetics, extraction processes, and infused product development.

To support local businesses that seek to serve cannabis patients in their communities we initiated the AmeriCann Preferred Partner Program.  The initial step in becoming a Preferred Partner involves an application on our website.  Based on the initial inquiry, we determine if the location, market, type of project and economics support additional due diligence. Currently, we have one Preferred Partner in Colorado, which is 4900 Jackson, LLC. Through this program we provide an essential set of resources including advance cultivation facilties, access to a team of experts and in certain cases, capital for our partner’s businesses.   This support is designed to assist our Preferred Partners in newly regulated markets.  In addition, AmeriCann’s team actively participated in winning cannabis licenses in competitive application processes throughout the country including Massachusetts and Illinois.

AmeriCann plans to lease facilities to its Preferred Partners that will be designed with AmeriCann’s propriety cultivation and processing system called “Cannopy.” Cannopy uniquely combines experience from traditional horticulture, lean manufacturing, regulatory compliance and cannabis cultivation to create facilities and procedures. Cannopy includes automation throughout the production life-cycle, customized workflow processes, monitoring and controls, and top-line security systems. Cannopy empowers Preferred Partners to consistently produce medical marijuana for patients at the lowest cost in the most efficient, compliant manner. We provide initial and on-going training, policies, practices and procedures to operate the state-of-the-art facilities.

The expanding cannabis industry requires extensive real estate to meet the growing needs of patients.  AmeriCann utilizes a proven strategy for identifying, acquiring and developing real estate specifically suited for cannabis operations.  AmeriCann assists our Preferred Partners with the identification, design, permitting, acquisition, development and operation of scalable infrastructure to cultivate and to dispense medical marijuana in regulated markets.

As an early market participant, we seek to leverage our leadership and competitive strengths in a formative industry to increase market share as the cannabis industry expands.

RESULTS OF OPERATIONS

Total Revenues

During the year ended September 30, 2015 we generated $140,000 in revenue, as compared to $30,000 for the year ended September 30, 2014. This increase is due to $40,000 of consulting fee revenue relating to the WGP agreement (see Item 1 of this report) and $100,000 of consulting fee revenue relating to the 4900 Jackson agreement as 2015 was a full year and 2014 was a partial year. Due to our dispute with WGP, we do not expect to receive further consulting revenues.  As a result, $40,000 is included in the provision for doubtful accounts in the Statement of Operations. Additionally, in May 2015, we amended our agreement with 4900 Jackson to reduce the monthly fees from $10,000 per month to $5,000 per month.  As we have only recently begun our principal operations, we have little operating history upon which to evaluate our business.

Advertising and Marketing Expenses

Advertising and marketing expenses were $15,172 for the year ended September 30, 2015, as compared to approximately $1,857 for the year ended September 30, 2014.  We have recently initiated marketing activities including attendance and sponsorship of industry events and conferences, preparation of collateral material and presentations, development of a social media plan, and content generation for our website, and expect these costs to continue to increase as we expand our operations.

Professional Fees

Professional fees were $640,326 for the year ended September 30, 2015, as compared to $290,073 for the year ended September 30, 2014. The increase in professionals fees are attributable to legal fees in relation to the MMCC purchase, our dispute with WGP (see Item 1 of this report) and increased architecture and engineering consulting fees related to expanding our operations.

General and Administrative Expenses

General and administrative expenses were $835,501 for the year ended September 30, 2015, as compared to $1,065,868 for the year ended September 30, 2014.  The decrease is attributable primarily to a decrease in stock based compensation and option expense as many of our stock-based awards were granted in 2014 and were subject to short vesting periods.  This decrease was partially offset by increases in salaries and other general and administrative expenses as we continue to develop our business and expand our operations.

Provision for Doubtful Accounts

Given our current dispute with WGP, we have established a provision for doubtful accounts of $456,470 during 2015, representing all amounts owed by WGP (including related interest) that are not covered by a formal security agreement. We are aggressively pursuing all amounts owed by WGP.

Interest Income

Interest income was $213,665 for the year ended September 30, 2015, as compared to $31,616 for the year ended September 30, 2014.  The increase is attributable to our loan to 4900 Jackson, LLC which was funded in the summer of 2014 and WGP in Illinois.

Interest Expense

Interest expense was $135,540 for the year ended September 30, 2015, as compared to $5,192 for the year ended September 30, 2014. This increase is attributable to our loan from SCP.

Net Operating Loss

We had a net loss of $1,729,344 for the year ended September 30, 2015, as compared to $1,301,374 for the year ended September 30, 2014. The increase in net loss is attributable to our provision for doubtful accounts and other increases in operating expenses and interest expense, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of September 30, 2015 we had borrowed $1,682,849 from SCP. The loan is unsecured and bears interest at 5% per year. Interest is payable, or at our election may be added to the principal balance of the loan on March 31 and September 30 of each year. The loan, plus all unpaid principal and interest, is due on December 31, 2016.

On March 21, 2015, we closed on a $650,000 loan from a third party. The loan was due September 21, 2015 and was secured by the land held for sale that we own at 4200 Monaco Street, Denver, Colorado. The annual interest rate for the loan was 14%. This note was repaid as described below.

On September 15, 2015, in connection with an agreement to sell our Monaco Street property, two unrelated third parties loaned us $900,000.  The loans bear interest at 12% per year and are due and payable on March 16, 2016. On September 15, 2015, we used $650,000 of the proceeds to repay the existing loan secured by our Monaco Street property.

Analysis of Cash Flows

During the year ended September 30, 2015, our cash used in operations was $792,534 as compared to net cash used in operations of $515,378 for the year ended September 30, 2014.  This increase was due primarily to an increase in our net loss (excluding non-cash expenses) from $479,053 in 2014 to $847,809 as we continue to develop our business.  This was attributable to increased operating expenses that outpaced our growth in revenues, each as described in “Results of Operations” above.  The increase in net loss was partially offset by minor changes in net working capital and other operating assets and liabilities.

Cash flows used in investing activities were $849,075 for the year ended September 30, 2015, consisting of deposits on land, advances made on notes receivable and website development expenditures, partially offset by payments received from notes receivable.  Cash flows used in investing activities were $1,258,666 for the year ended September 30, 2014, consisting of purchases of fixed assets, purchases of land and advances made on notes receivable.

Cash flows from financing activities were $1,669,006 for the year ended September 30, 2015, consisting of proceeds from notes payable, partially offset by payments on notes payable.  Cash flows from financing activities were $1,948,000 for the year ended September 30, 2014, consisting of proceeds from the sale of common stock and warrants, and, to a lesser extent, proceeds from notes payable.

We do not have any firm commitments from any person to provide us with any capital.

See item 1 of this report for information concerning our agreement to purchase property in Massachusetts.

Trends

The factors that will most significantly affect our future operating results, liquidity and capital resources will be:

●	Government regulation of the marijuana industry;
●	Revision of Federal banking regulations for the marijuana industry; and
●	Legalization of the use of marijuana for medical or recreational use in other states.

Other than the foregoing, we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on:

●	revenues or expenses;
●	any material increase or decrease in liquidity; or
●	expected sources and uses of cash.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014 the FASB issued ASU 2014-10 regarding development stage entities. The ASU removes the definition of a development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

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

 In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. As amended by the FASB in July 2015, the standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

In August 2014, the FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or evens, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. We will be required to perform an annual assessment of its ability to continue as a going concern when this standard becomes effective on January 1, 2017; however, the adoption of this guidance is not expected to impact our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are set forth below. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree, except as it pertains to our provision for doubtful accounts associated with amounts due from WGP described in the Notes to the Financial Statements.

Use of Estimates

The preparation of financial  statements in conformity  with U.S. generally  accepted accounting principles requires management to make estimates and assumptions that affect  the  reported  amounts  of assets  and  liabilities  and  disclosure  of contingent  assets and  liabilities at the date of the financial  statements and the  reported  amounts of revenues  and expenses  during the  reporting  period. The more significant estimates and assumptions made by management are valuation of equity instruments, deferred tax asset valuation and allowance and collectability of long-lived assets. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.  See Note 3 of the Notes to the Financial Statements included as part of this report for a discussion of our provision for doubtful accounts for amount amounts owed from Wellness Group Pharms, LLC (“WGP”).

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2015, the Company had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor has it had any federal or state examinations since its inception. To date, we have not incurred any interest or tax penalties.

For federal tax purposes, our 2011 through 2014 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Concentration of Credit Risks

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, notes receivables, deposits, accounts receivables and notes receivable. We place our cash with high credit quality financial institutions. As of September 30, 2015, we had an outstanding note receivable of $586,305 with 4900 Jackson, LLC and a note and a receivable in the amount of $1,121,270 with Wellness Group Pharms, LLC (“WGP”) (exclusive of provision for doubtful accounts of $456,470).  See Note 3 of the Notes to the Financial Statements included as part of this report for a discussion of our provision for doubtful accounts for amount amounts owed from Wellness Group Pharms, LLC (“WGP”).

Financial Instruments and Fair Value of Financial Instruments

We adopted ASC Topic 820, Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC Topic 820 establishes a common definition for fair value to be applied to existing US GAAP that requires the use of fair value measurements that establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. We had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

Derivative Liabilities

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. We determined that none of our financial instruments meet the criteria for derivative accounting as of September 30, 2015 and 2014.

Fixed Assets

Our long-lived assets consisted of property and equipment and are reviewed for impairment in accordance with the guidance of the FASB Topic Accounting Standard Codification (“ASC”) 360, Property, Plant, and Equipment, and FASB Topic ASC 205, Presentation of Financial Statements. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through September 30, 2015, we had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for our products or services will continue, which could result in an impairment of long-lived assets in the future.

Website Development Costs

We recognized the costs associated with developing a website in accordance with ASC Subtopic 350-50, Website Development Cost. The website development costs are divided into three stages, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development. In short, website development cost for internal use should be capitalized except content input and data conversion costs in content development stage. Costs associated with the website consist of website development costs paid to third parties. As of September 30, 2015 $64,640 was paid to the website development company. We completed phase one and two which relate to the planning phase and $23,140 was recognized as expense as of September 30, 2015, with the remaining $41,500 qualified as capitalizable. The capitalizable costs will be amortized over a useful life of three years.  Amortization expense for the year ended September 30, 2015 was $1,153.

Deferred Financing Costs

Deferred financing costs represent costs incurred in the connection with obtaining debt financing. These costs are amortized ratably and charged to financing expenses over the term of the related debt.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of our common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a "performance commitment" which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete.

Although situations may arise in which counter performance may be required over a period of time, the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, we determine such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. When it is appropriate for us to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Non-Cash Equity Transactions

Shares of equity instruments issued for noncash consideration are recorded at the estimated fair market value of the consideration granted based on the estimated fair market value of the equity instrument, or at the estimated fair market value of the goods or services received, whichever is more readily determinable.

Stock-Based Compensation

We account for share-based awards to employees in accordance with ASC 718 “Stock Compensation”. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Share-based awards to non-employees are accounted for in accordance with ASC 505-50 “Equity”, wherein such awards are expensed over the period in which the related services are rendered.

Related Parties

A party is considered to be related to us if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with us. Related parties also include our principal owners, our management, members of the immediate families of our principal owners and our management and other parties with which we may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties, or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests, is also a related party.

Revenue Recognition

We recognize revenue on consulting at the time the service is rendered.

Advertising Expense

Advertising, promotional and selling expenses consisted of sales and marketing expenses, and promotional activity expenses. Expenses are recognized when incurred.

General and Administrative Expense

General and administrative expenses consisted of professional service fees, rent and utility expenses, meals, travel and entertainment expenses, and other general and administrative overhead costs. Expenses are recognized when incurred.

Loss per share

We compute net loss per share in accordance with the FASB ASC 260. The ASC specifies the computation, presentation and disclosure requirements for loss per share for entities with publicly held common stock.

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Shares issuable upon the exercise of equity instruments such as warrants and options were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2015 we did not have any off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company leases an automobile under an operating lease commencing October 4, 2014 for 39 months at $611 per month. The lease expense was $7,953 and $0 for the year ended September 30, 2015 and 2014, respectively.  At September 30, 2015 the future rental payments required under operating leases are as follows:

2015	$7,335
2016	7,335
2017	6,723
2018	-
2019	-
Total	$21,393

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Attached.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND   FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedure

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective for the same reasons that our internal control over financial reporting were not adequate.

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2015, the end of the period covered by this Annual Report on Form 10-K for the year ended September 30, 2015. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework, published in 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective during the 2015 fiscal year at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP. As a result, we did not adequately document or test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis. In addition, we did not properly evaluate the accounting and valuation for certain equity instruments. While Management has reviewed the financial statements and underlying information included in this Annual Report on Form 10-K in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects, the deficiency in accounting personnel that existed in fiscal 2015 could have led to an error in the original accounting of the estimated fair market value of certain equity instruments.

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

We have hired a third party consultant who has the required background and experience in accounting principles generally accepted in the United States of America and with SEC rules and regulations.

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

While we have not yet remediated these material weaknesses, we will continue our remediation efforts during fiscal 2016.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Timothy Keogh	36	Chief Executive Officer and a Director
Benjamin J. Barton	51	Chief Financial Officer and a Director

The following is a brief summary of the background of each officer and director including their principal occupation during the five preceding years.  All directors will serve until their successors are elected and qualified or until they are removed.

Timothy Keogh was appointed Chief Executive Officer and a director of the Company on March 25, 2014.  Mr. Keogh is a director of Coastal Compassion, Inc., a corporation which has 1 of 18 Provisional Certificate of Registrations in the Massachusetts Medical Marijuana Program.  Mr. Keogh led Coastal Compassion, Inc.'s effort to apply for the licenses starting in September of 2012.

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

Of these 1,200,000 shares, 900,000 shares are subject to the following vesting requirements.

Provided Mr. Keogh is employed by us as of the date of each vesting: (i) 300,000 Shares will vest on the earlier of March 20, 2015 or the date we receive at least $15,000,000 from the sale of its debt or equity securities; (ii) 300,000 shares will vest on the earlier of March 20, 2016 or the date we receive at least $30,000,000 from the sale of its debt or equity securities; and (iii) 300,000 shares will vest on the earlier March 19, 2017 or the date we receive at least $45,000,000 from the sale of its debt or equity securities.  For purposes of the foregoing, traditional financing from banks or similar financial institutions will not be given effect and the required amounts to be raised will be cumulative.

All shares that are not vested at the time of termination of Mr. Keogh’s employment, will be repurchased by us at a price of $0.001 per share.  Any shares which are not vested and which are purchased by us will be returned to treasury and cancelled.

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

Holders of our common stock may send written communications to our entire board of directors, or to one or more board members, by addressing the communication to “the Board of Directors” or to one or more directors, specifying the director or directors by name, and sending the communication to our offices in Denver, Colorado.  Communications addressed to the Board of Directors as whole will be delivered to each board member.  Communications addressed to a specific director (or directors) will be delivered to the director (or directors) specified.

Security holder communications not sent to the Board of Directors as a whole or to specified board members will be relayed to board members.

During the years ended September 30, 2015 and 2014 we did not compensate any person for serving as a director.

ITEM 11.  EXECUTIVE COMPENSATION.

During the years ended September 30, 2015 and 2014 we paid the following compensation to our officers:

Name	Year	Salary	Bonus	Options	Total

Timothy Keogh	2015	$144,000			$144,000
Chief Executive Officer	2014	$72,000	-	-	$72,000

Benjamin J. Barton	2015	-	-	-	-
Chief Financial Officer	2014	-	-	-	-

Jay Czarkowski	2015	-	-	-	-
Chief Executive Officer	2014	$32,000	-	-	$32,000

Dean Konstantine	2015	-	-	-	-
Chief Executive Officer	2014	-	-	-	-

Josephine Resma	2015	-	-	-	-
Chief Financial Officer	2014	-	-	-	-

Howard Behling	2015	-	-	-	-
Vice President	2014	-	-	-	-

Mr. Keogh was appointed as our Chief Executive Officer on March 25, 2014.

Mr. Barton was appointed as our Chief Financial Officer on January 22, 2014.

Mr. Czarkowski served as our Chief Executive Officer between January 22, 2014 and March 19, 2014.

Mr. Konstantine, Ms. Resma and Mr. Behling resigned as officers and directors in January 2014.

The following shows the amounts we expect to pay to our officers during the year ending September 30, 2016 and the amount of time these persons expect to devote to us.

Name	Projected Compensation	Percent of time to be devoted to the Company's business

Timothy Keogh	$144,000	90%
Benjamin J. Barton	-	80%

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the ownership, as of December 15 2015, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group.  Each owner has sole voting and investment power over their shares of common stock.

	Shares	Percent of
Name	Owned	Outstanding Shares

Timothy Keogh	1,200,000	7.2%
Benjamin J. Barton	-	0.0%
Strategic Capital Partners, LLC	8,576,000	51.6%

All officers and directors as a group (two persons)	9,776,000	58.8%

(1)
Of these 1,200,000 shares, 900,000 shares are subject to vesting requirements.  Item 10 of this report regarding Mr. Keogh’s employment agreement for further details. As of September 30, 2015 600,000 shares were vested.

(2)	Strategic Capital Partners, LLC, is controlled by Mr. Barton.

Options and Warrants

The Company has issued warrants/options to the persons and upon the terms shown below:

		Shares upon exercise
	Date of	of warrants	Exercise	Expiration
Name	Issuance	or options	Price	Date

Strategic Capital	2/14/2014	1,200,000	$8.00	1/22/2018
Partners, LLC (1)	2/14/2014	600,000	$12.00	1/22/2018
	9/9/2014	666,667	$8.00	4/30/2018

Timothy Keogh	3/25/2014	80,000	$8.00	1/22/2018
	3/25/2014	400,000	$12.00	1/22/2018

Jay Czarkowski	3/19/2014	100,000	$8.00	3/28/2018
	3/19/2014	100,000	$12.00	3/28/2018

(1)	Strategic Capital Partners is controlled by Benjamin J. Barton.

We have also granted options to a number of persons which allow for the purchase of up to 105,000 shares of common stock at a price of $0.75 per share.

To date, no warrants or options have been issued under shareholder approved plans and no shareholder approved plans currently exist.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As explained in Item 1 of this report, Benjamin J. Barton, one of our officers and directors, purchased shares of our common stock and warrants in two separate private placements.

As of September 30, 2015, we had borrowed $1,682,849 from Strategic Capital Partners, LLC, a Company controlled by Benjamin J. Barton, one of our officers and directors.  The loan is unsecured, and bears interest at 5% per year.  Interest is payable, or at our option may be added to the principal balance of the loan on March 31 and September 30 of each year.  The loan, plus all unpaid principal and interest, is due on December 31, 2016.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

For the years ended September 30, 2015 and 2014, Hartley Moore Accountancy Corporation served as our independent registered public accounting firm.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by our independent accountants for the audit of our annual financial statements for the years ended September 30, 2015 and 2014, and the aggregate fees paid or accrued for audit-related services and all other services rendered by our independent accountants for those years.

	Year Ended September 30,
	2015	2014

Audit fees	$38,000	$10,900
Tax fees	-	-
Other	-	-
Total	$38,000	$10,900

The category of “Audit fees” includes fees for our annual audit, quarterly reviews of our 10-Q reports, and services rendered in connection with statutory or regulatory filings with the SEC. “Tax fees” include fees incurred in the review and preparation of our annual income tax filings.

Our Board of Directors, which serves as our audit committee, pre-approves the scope and estimated costs of all services rendered by our Principal Accountants.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

Exhibits

3.1.1	Certificate of Incorporation (1)
3.1.2	Certificate of Ownership and Merger (name change to AmeriCann, Inc.)
3.2	Bylaws (2)
10.1	Loan Agreement (3)
10.3	Third Amendment to Purchase and Sale Agreement (4)
10.4	Sixth Amendment to Purchase and Sale Agreement (5)
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32.1	Section 1350 Certifications

(1)	Incorporated by reference to Exhibit 3.1 filed with Company’s registration statement on Form 10.
(2)	Incorporated by reference to Exhibit 3.2 filed with Company’s registration statement on Form 10.
(3)	Incorporated by reference to 8-K report filed on 3-3-15.
(4)	Incorporated by reference to 8-K report filed on 5-13-15.
(5)	Incorporated by reference to 8-K report filed on 12-30-15.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
BALANCE SHEETS

	September 30, 2015	September 30, 2014

Assets
Current Assets:
Cash and cash equivalents	$201,353	$173,956
Interest receivable	5,975	-
Deposits	200,000	100,000
Prepaid expenses	35,758	5,000
Land held for resale	2,250,809	2,250,809
Total current assets	2,693,895	2,529,765

Furniture and equipment (net of depreciation of approximately $1,500 and
$500, respectively)	6,399	7,463
Note receivable - 4900 Jackson LLC	586,305	1,000,000
Amounts due from WGP (net of allowance of approximately $457,000)	664,800	-
Website development costs (net of amortization of approximately $1,200)	40,347	-
Security deposit	3,110	3,110
Total assets	$3,994,856	$3,540,338

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$85,298	$25,515
Related party payables	-	16,357
Interest payable - related party	-	5,192
Other payables	11,716	12,981
Deferred revenue	-	11,740
Note payable	900,000	-
Total current liabilities	997,014	71,785

Note payable - related party	1,682,849	825,000

Total liabilities	2,679,863	896,785

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
16,631,000 and 16,581,000 shares issued and outstanding
as of September 30, 2015 and 2014, respectively	1,663	1,658
Additional paid in capital	5,007,497	4,606,718
Accumulated deficit	(3,694,167)	(1,964,823)
Total stockholders' equity	1,314,993	2,643,553

Total liabilities and stockholders' equity	$3,994,856	$3,540,338

See accompanying notes to financial statements.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2015	2014

Revenues:
Consulting fees	$140,000	$30,000
Total revenues	140,000	30,000

Operating expenses:
Advertising and marketing	15,172	1,857
Professional fees	640,326	290,073
General and administrative expenses	835,501	1,065,868
Provision for doubtful accounts	456,470	-
Total operating expenses	1,947,469	1,357,798

Loss from operations	(1,807,469)	(1,327,798)

Other income (expense):
Interest income	213,665	31,616
Interest expense	(73,198)	-
Interest expense - related party	(62,342)	(5,192)
Total other income (expense)	78,125	26,424

Net loss	$(1,729,344)	$(1,301,374)

Basis and diluted loss per common share	$(0.10)	$(0.08)

Weighted average common shares outstanding	16,622,507	15,953,243

See accompanying notes to financial statements.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2013	-	$-	16,100,000	$1,610	$661,839	$(663,449)	$-
4 for 1 stock dividend	-	-	64,400,000	6,440	(6,440)	-	-
Purchase of treasury stock	-	-	(65,750,000)	(6,575)	6,575	-	-
Private placement memorandum ($.75 per share)	-	-	1,000,000	100	749,900	-	750,000
Private placement memorandum ($3.00 per share)	-	-	791,000	79	2,372,921	-	2,373,000
Shares issued for services	-	-	40,000	4	15,396	-	15,400
Stock-based compensation expense	-	-	-	-	649,675	-	649,675
Stock option expense	-	-	-	-	156,852	-	156,852
Net loss	-	-	-	-	-	(1,301,374)	(1,301,374)
Balances, September 30, 2014	-	-	16,581,000	1,658	4,606,718	(1,964,823)	2,643,553
Stock-based compensation expense	-	-	-	-	299,602	-	299,602
Stock option expense	-	-	-	-	66,932	-	66,932
Stock issued for services in process	-	-	50,000	5	34,245	-	34,250
Net loss	-	-	-	-	-	(1,729,344)	(1,729,344)
Balances, September 30, 2015	-	$-	16,631,000	$1,663	$5,007,497	$(3,694,167)	$1,314,993

See accompanying notes to financial statements.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(1,729,344)	$(1,301,374)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	2,217	394
Provision for doubtful accounts	456,470	-
Amortization of deferred financing costs	27,772	-
Value of bargain purchase of common stock	-	649,675
Stock based compensation and option expense	366,534	172,252
Amortization of stock issued for prepaid services	28,542	-
Changes in operating assets and liabilties:
Interest receivable	(5,975)
Prepaid expenses	(25,050)	(5,000)
Accounts payable and accrued expenses	59,783	25,515
Bank overdraft	-	(103,110)
Related party payables	(16,357)	16,357
Interest payable - related party	44,657	5,192
Other payables	9,957	12,981
Deferred revenue	(11,740)	11,740
Net cash flows used in operations	(792,534)	(515,378)

Cash flows from investing activities:
Purchase of fixed assets	-	(7,857)
Purchase of land	-	(250,809)
Capitalization of website development costs	(41,500)	-
Deposit on land	(200,000)	-
Payments received note receivable - 4900 Jackson LLC	413,695	-
Advances made on note receivable	-	(1,000,000)
Advances made to - WGP	(1,021,270)	-
Net cash flows used in investing activities	(849,075)	(1,258,666)

Cash flows from financing activities:
Common stock issued for cash	-	1,123,000
Proceeds from note payable	861,006	-
Proceeds from note payable - related party	1,015,000	825,000
Payments on note payable - related party	(207,000)	-
Net cash flows provided by financing activities	1,669,006	1,948,000

Net (decrease) increase in cash and cash equivalents	27,397	173,956

Cash and cash equivalents at beginning of period	173,956	-

Cash and cash equivalents at end of period	$201,353	$173,956

Supplementary Disclosure of Cash Flow Information:
Cash paid for interest	$36,357	$-
Common stock issued to related party for land acquisition	$-	$2,000,000
Shares issued for prepaid services	$34,250	$15,400
Deposit applied to amount due from WGP	$100,000	$-
Accrued interest added to note payable related party	$49,849	$-
Deferred financing costs	$27,772	$-
Property tax paid directly from escrow	$11,222	$-
Pay off of loan entered into on March 21, 2015, from loan proceeds entered into on September 15, 2015	$650,000	$-

See accompanying notes to financial statements.

AMERICANN, INC.
(fka NEVADA HEALTH SCAN, INC.)
 NOTES TO FINANCIAL STATEMENTS

NOTE 1.     DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

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

Use of Estimates

The preparation of financial  statements in conformity  with U.S. generally  accepted accounting principles requires management to make estimates and assumptions that affect  the  reported  amounts  of assets  and  liabilities  and  disclosure  of contingent  assets and  liabilities at the date of the financial  statements and the  reported  amounts of revenues  and expenses  during the  reporting  period. The more significant estimates and assumptions made by management are valuation of equity instruments, deferred tax asset valuation,allowance for doubtful accounts of note receivable and collectability of long-lived assets. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2015, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. To date, the Company has not incurred any interest or tax penalties.

For federal tax purposes, the Company’s 2011 through 2014 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, notes receivables, deposits, and accounts receivables. The Company places its cash with high credit quality financial institutions. As of September 30, 2015, the Company has an outstanding note receivable of $586,305 with 4900 Jackson, LLC and an amount due  of $1,121,270 from Wellness Group Pharms, LLC (“WGP”) (exclusive of provision for doubtful accounts of $456,470).  See Note 3.

Financial Instruments and Fair Value of Financial Instruments

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

Derivative Liabilities

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. The Company determined that none of the Company’s financial instruments meet the criteria for derivative accounting as of September 30, 2015 and 2014.

Fixed Assets

The Company's long-lived assets consisted of property and equipment and are reviewed for impairment in accordance with the guidance of the FASB Topic Accounting Standard Codification (“ASC”) 360, Property, Plant, and Equipment, and FASB Topic ASC 205, Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through September 30, 2015, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company's products or services will continue, which could result in an impairment of long-lived assets in the future.

Website Development Costs

The Company recognized the costs associated with developing a website in accordance with ASC Subtopic 350-50, Website Development Cost. The website development costs are divided into three stages, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development. In short, website development cost for internal use should be capitalized except content input and data conversion costs in content development stage. Costs associated with the website consist of website development costs paid to third parties. As of September 30, 2015 $64,640 was paid to the website development company. The Company completed phase one and two which relate to the planning phase and $23,140 was recognized as expense as of September 30, 2015, with the remaining $41,500 qualified as capitalizable. The capitalizable costs will be amortized over a useful life of three years.  Amortization expense for the year ended September 30, 2015 was $1,153.

Deferred Financing Costs

Deferred financing costs represent costs incurred in the connection with obtaining debt financing. These costs are amortized ratably and charged to financing expenses over the term of the related debt.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company's common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a "performance commitment" which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. Although situations may arise in which counter performance may be required over a period of time, the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, the Company determines such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Non-Cash Equity Transactions

Shares of equity instruments issued for noncash consideration are recorded at the estimated fair market value of the consideration granted based on the estimated fair market value of the equity instrument, or at the estimated fair market value of the goods or services received, whichever is more readily determinable.

Stock-Based Compensation

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

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties, or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests, is also a related party.

Revenue Recognition

The Company recognizes revenue on consulting at the time the service is rendered.

Advertising Expense

Advertising, promotional and selling expenses consisted of sales and marketing expenses, and promotional activity expenses. Expenses are recognized when incurred.

General and Administrative Expense

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

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Shares issuable upon the exercise of equity instruments such as warrants and options were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

Recent Accounting Pronouncements

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

The Company has chosen to adopt the ASU early for the Company’s financial statements as of September 30, 2015. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

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

In August 2014, the FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or evens, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. The Company will be required to perform an annual assessment of its ability to continue as a going concern when this standard becomes effective on January 1, 2017; however, the adoption of this guidance is not expected to impact the Company’s financial position, results of operations or cash flows.

NOTE 2.     GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $3,694,167 and $1,964,823 at September 30, 2015 and 2014, respectively, and had a net loss of $1,729,344 for the year ended September 30, 2015. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. Further, the amount due from WGP of $1,121,270 (before an allowance of $456,470) may not be collectible and the a agreement for the sale of land for $2,500,000 has been terminated.

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

NOTE 3.     NOTES RECEIVABLE

4900 Jackson, LLC (Previously Natures Own).  On June 23, 2014 the Company entered into a secured financing and consulting agreement with Nature's Own Wellness Center, Inc. ("Nature's Own"). Financing was provided in a series of tranches for the renovation of a 15,000 square foot warehouse into a cannabis growing and processing facility. The total amount of financing was $1,000,000, and accrued interest at 18% per annum. Monthly interest only payments were $15,000 due July 1 through December 1, 2014.  Monthly principal and interest payments of approximately $50,000 began on December 1, 2014 through maturity. The note receivable was collateralized by substantially all of the assets of Nature's Own and was personally guaranteed by one of the majority owners of Nature's Own.  Under the consulting agreement, the Company was to provide consulting services in exchange for fees of $10,000 per month through maturity.

Effective January 1, 2015 the Company and Nature’s Own modified the loan and consulting agreements between the parties.  The modification to the loan agreement eliminated required principal payments for January through May 2015 and increased the final principal payment due on December 1, 2016 to $182,531. The Company analyzed the modification to determine if the change in terms was a troubled debt restructuring. Based on ASC Subtopic 310-40, Receivables - Troubled Debt Restructuring by Creditors, the Company determined that a concession was not made. In addition, the Company considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification was not an extinguishment and therefore, no gain or loss was recognized. The modification to the consulting agreement extended the term to May 31, 2017.

In early May 2015, Nature's Own's interest in the growing and processing facility was purchased by 4900 Jackson, LLC, which assumed Nature's Own obligations under the loan and consulting agreements. On May 20, 2015, the Company modified the loan and consulting agreements with 4900 Jackson, LLC. Pursuant to the modified loan agreement, 4900 Jackson, LLC made an accelerated principal payment to the Company of $300,000 in exchange for the Company reducing the interest rate from 18% to 12%, and the maturity date was extended to May 1, 2017.  In addition, the Company received a payment of $35,000 from Nature’s Own during 2015. The Company analyzed the modifications to determine if the change in terms was a troubled debt restructuring. Based on ASC Subtopic 310-40, Receivables - Troubled Debt Restructuring by Creditors, the Company determined that a concession was not made as there was an exchange of an interest rate reduction for accelerated principal repayments. In addition, the Company considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification was not an extinguishment and therefore, no gain or loss was recognized. The proceeds of the loan will continue to be used to develop the cannabis growing and processing facility. On May 20, 2015, a modification was also made to the consulting agreement to reduce the monthly fee from $10,000 to $5,000 through May 31, 2017.

At September 30, 2015 and 2014, the balance of the note receivable was $586,305 and $1,000,000, respectively. Interest income was $213,665 and $31,616 for the years ended September 30, 2015 and 2014, respectively. Interest receivable was $5,975 and $0 for the years ended September 30, 2015 and 2014, respectively. Consulting fees earned and received were $100,000 and $0 for the years ended September 30, 2015 and 2014, respectively.

WGP.

On September 21, 2014, the Company entered two agreements to loan Wellness Group Pharms, LLC (“WGP”), subject to WGP receiving a license to construct and operate a marijuana cultivation and growing facility in State Police District No. 19 and 22 in connection with the Illinois Compassionate Use of Medical Cannabis Pilot Program Act. Terms of the agreement included the following:

•	Principal of up to approximately $9,200,000 ($4,760,000 for State Police District 19 and $4,500,000 for State Police District 22).
•	A deposit by the Company of $100,000 in escrow towards the principal to be loan to WGP.
•	Matures after 72 months.
•	Interest rate of 18%.
•	After 12 months, prepayment can be made at 120% of the outstanding principal of the loan.
•
WGP will pay the Company a consulting fee of $45,000 per month for the first 24 months of the loan. At the end of the 24 month period, the monthly consulting fee will be adjusted to an amount equal to $10,000 per month for every $1,000,000 financed (pro rata for fractional amount of $1,000,000), based on the outstanding balance of the loan at the end of such 24 month period.

•
Principal and interest payment and the consulting fee will accrue during the first 12 months, but payment will be deferred and applied to the outstanding principal balance of the loan which will be repaid over the remaining 60 months. However, WGP will have the right to make principal, interest and consulting fee payments at any time during the first 12 months.

•	A developer fee equal to 30% of the final total loan amount to be added to the outstanding balance of the loan and amortized over the term of the loan.
•	The loan will be secured by a mortgage or first deed of trust against the property to be acquired by WGP and all other assets.
•
WGP will apply for a license promptly. In addition, WGP will notify the Company within two days of any communication, received from the state of Illinois related to the license, including the acceptance or rejection of its license application.

•
Within 7 days of receiving license acceptance, WGP must notify the Company of its election to close the loan. If WGP elects not to close the loan or not notify the Company, WGP must pay the Company $150,000 at the end of the 7 day period, and $45,000 per month for 24 months. In addition, the deposit of $50,000 will be returned to the Company.

•	If a license has not been granted by January 31, 2015, the Company may terminate the agreement.
•	If the license is rejected, WGP may reapply and must comply with same terms of notification above.

On September 19, 2014, the Company deposited $100,000 in escrow, which was recognized as a deposit on the balance sheet at September 30, 2014, and applied to draw No. 1 during 2015.

On February 2, 2015, WGP was notified by the state of Illinois that the application was rejected for State Police District 19. No amounts were advanced at any time on the loan, the agreement was terminated by the Company, and the $50,000 was applied towards to the loan amended loan below.

On February 2, 2015, WGP was notified by the state of Illinois that the application was accepted for State Police District 22. As of that date, no amounts had been advanced on the loan.

On February 22, 2015, the Company and WGP entered into Annex No. 1 to modify the terms of the loan. Principal for the loan related to State Police District 22 was reduced from $4,760,000 to $2,772,724 for the purpose of working capital to carry out operations in the facility. The loan matures at the end of the pilot program (estimated to be December 31, 2017), and both parties agree to negotiate the term of the loan in good faith if the term of the Pilot Program is extended by the state of Illinois.

Interest is 18% per annum and will be accrued and added to principal until the first calendar month in which WGP commences operations in the facility. During this period, accrued interest will be repaid in accordance with the terms below.

WGP will treat all amounts received from the Company as debt and reflected as such on WGP’s balance sheet. In addition, WGP will not obtain additional debt without the Company’s approval. Any additional debt will be subordinated to the Company’s debt, and any and all security instruments provided to the Company to secure any amounts advanced shall be first-ranking security positions. If the Company converts the amounts owed into a share of gross revenue (see below), WGP will not reflect the amounts received as debt, will not be precluded from obtaining additional debt, and the debt will not be subordinated.

Contemporaneously with the execution of Annex No. 1, the Company and WGP entered into a commercial promissory note for drawdown No. 1. for $600,000, which consist of a $400,000 deposit in escrow to secure a bond required by the state of Illinois and $200,000 shall be paid to the Illinois Department of Agriculture for a license fee. Further, the Company and WGP entered into a security agreement. The executed security agreement shall secure all amounts paid out and memorialized by a commercial promissory note.

Additional drawdowns shall be made in accordance with the amounts and deadlines of the working capital draw schedule and construction budget, and memorialized in a commercial promissory note, which will become a component of Annex No. 1.

Repayment of the loan, including accrued interest and consulting fees, shall be made in monthly installments commencing in the calendar month in which WGP begins operations in the facility, and be made by the 10th day of the month. WGP may commence repaying the loan and accrued consulting fees at any time without penalty. Payment amounts shall be based on the following:

•	If WGP’s cash on hand and in the bank is less than $250,000, no payment is required.
•	If WGP’s cash on hand and in the bank is more than $250,000, 90% of the balance over $250,000 shall be paid to the Company. WGP may distribute the remaining 10% at its discretion.

•
WGP shall not pay or transfer any funds from any bank account unless in the normal course of business. Further, WGP shall not allow funds or receivables to be paid to a third party or to be transferred to an account other than to an account to which it is the beneficiary.

In connection with the loan agreement, the Company and WGP entered into a consulting agreement. Term of the agreement is twelve years, commenced March 1, 2015, and monthly consulting fees are $20,000. The consulting fee shall accrued and be added to the loan principal until the first calendar month in which WGP commences operations in the facility. Payment is subject to the terms of the $250,000 cash on hand and in the bank requirement as stated above. In the month immediately subsequent to the calendar month in which in WGP commences operations in the facility, the Company shall issue an invoice that WGP shall pay by the 10th day of the month. WGP shall not assign its rights and obligations under the consulting contract without prior written consent.

The Company and WGP agree to form an executive committee for the purpose of performing management over construction of the facility and over the subsequent operation of the facility. Management, administration decisions, including personnel, marketing and other day to day operating expenses are controlled by WGP. The executive committee shall consist of three people (one appointed by the Company, one appointed by WGP, and one independent representative with cannabis or horticultural industry experience will be appointed by the Company. The Company shall pay all compensation for the independent representative, and will not be added to construction or operating costs. All issues will be determined by a majority vote.

The Company shall pay for the total construction costs, including all interior finishes and production equipment and systems necessary for the production of cannabis products. If actual costs for the first phase of the project exceeds the construction budget, the difference will be added to the principal of the loan. If necessary, the amount will be determined by an independent arbitrator.

WGP is under contract to purchase a 16.1 parcel of property. In accordance with the Annex No. 1, WGP shall take all legal steps to assign the purchase rights to the Company.

The Company shall construct the facility based on a construction contract. The first phase of construction shall be a 27,000 square foot pre-engineered building, and completed within six months from the calendar month in which the Illinois Department of Agriculture issued the operating permit to construct and operate the facility.

In the event the Company fails to make capital disbursements required by the working capital draw schedule and construction budget, any provision in the Annex No. 1 and any provision in the loan agreement, that are not by their nature provisions for repayment of a loan shall become void, except for the base rent payments (see below). All loan disbursements made as of the date that the additional contract terms become void shall be repayable to the Company under the same repayment terms and conditions stated above. Any accrued consulting fees shall be converted into loan principal. The security agreement shall remain in effect for existing disbursements, accrued consulting fees, and any other accrued fees and costs. Further, WGP will have the right to raise capital to complete the project, and the Company’s security agreement will become subordinated to any new financing. The Company and WGP agree that all time frames for capital disbursements are approximate and the deadlines are subject to a 30 day grace period. Further, all overpayments shall be credited to later amounts required to be paid out.

The Company will deliver to WGP a completed facility for the cultivation and processing of cannabis and cannabis related products. The Company will not provide cannabis seeds, cuttings or any other cannabis material, nor cultivate, process or distribute cannabis. WGP will be responsible for all cannabis related material, and all operating expenses, including staffing, utilities, maintenance, replace fixtures and other items.

In connection with Annex No. 1, the Company and WGP shall enter into a triple net lease agreement, with the Company as the landlord and WGP as the tenant. Term of the lease is twelve years commencing from the month in which both a final and enforceable occupancy certificate is issued for the facility, and WGP has been granted approval by the state of Illinois to commence production operations in the facility.

Base rent commences January 1, 2016, and is $6.00 per square foot of completed useable area of the facility per month. Payment is due the 10th of each month in which payments are due subject to the $250,000 cash on hand and in the bank requirement as stated above. Starting the month operations commence, WGP will have the option to add the base rent to the loan principal for the first three months.

Turnover rent is equal to 25% of gross month sales of all “usable cannabis” as defined by Section 10(w) of the Illinois Compassionate Use of Medical Cannabis Pilot Program Act, and 20% of gross monthly sales of all “medical cannabis infused product” as defined by Section 10(q) of the Illinois Compassionate Use of Medical Cannabis Pilot Program Act. Payment is due the 10th of each month in which payments are due subject to the $250,000 cash on hand and in the bank requirement as stated above. Starting in the month operations commence, WGP will have the option to add the turnover rent to the loan principal for the first three months. If the Company fails to make capital disbursements required by the working capital draw schedule and construction budget, the turnover rent will not apply.

The portion of turnover rent paid related to the medical cannabis infused product shall be paid under an exclusive license within the state of Illinois granted by the Company. The fee may be adjusted down for individual product lines. Further, the Company is responsible for the design, acquisition, and installation of all equipment necessary to engage in the process of the medical cannabis infused product.

Base and turnover rent may be accrued and added to the loan principal if no payment is made and WGP’s cash on hand and bank accounts is less than $250,000.

The Company shall have the right to convert the loan principal into a percentage of gross revenue received from operations of the facility. The conversion rate is one half percent of revenue for every $500,000 of principal.

WGP, and its members, and their directors, agents, officers or board members, shall not undertake in any cannabis cultivation or processing business in the state of Illinois except in connection with operation of the facility.

Prior to February 22, 2016, the Company may designate one or more people to become member in WGP. Collectively, these individuals will pay $110,000 to Cannabis Pharms, LLC for a 7.5% stake to share in the profits and losses of WGP. None of the new members will be members of management, officers, directors or employees of the Company or related as family to anyone who serves in that capacity. Further, new members are subject to approval by the state of Illinois.

The Company issued 100,000 options to purchase common stock, vested immediately, expire on February 22, 2018, and are exercisable at $4.00 per share of common stock. (See Note 10).

On February 23, 2015, the Company made payments for drawdown No. 1 of $400,000 for bond and $200,000 for the state license were made from escrow. Sources of the escrow funds were $100,000 of deposits previously placed in escrow in connection with September 21, 2014 loans, and a total of $560,000 from Strategic Capital Partners, LLC ( “SCP”, a related party controlled by the Company’s Chief Financial Officer), of which $60,000 was refunded to the Company by the Trustee on February 26, 2015. In exchange, the Company received an executed commercial promissory note for $600,000 and security agreement.

During March 2015, additional loan principal advances of $73,294 were made. However, the Company did not receive a commercial promissory note, as required under the loan agreement

During March 2015, payments total of $332,357 were made related to the construction of the 27,000 square foot pre-engineered building. However, WGP did not assign the rights to purchase the 16.1 acre parcel and purchased the land.

During March and April 2015, the Company provided design and marketing consulting services, and recognized $40,000 in consulting revenue.

Interest income recognized consisted of $72,452 related to the drawdown No. 1 of $1,776, $70,677 related to the additional drawdowns of $73,894, and $3,166 related to the consulting revenue of $40,000.

In April 2015, WGP claimed that the Company breached the terms and conditions of Annex No.1. The Company denied this claim, and believes that the Company has complied with all terms and conditions. Based on the perceived breach of contract by WGP and repeated lack of good faith and fair dealings, the Company notified WGP that the Annex No. 1 was terminated.  The Company believes all amounts owed by WGP to the Company are due and payable, and that additional security interest are implied. As a result, the Company plans to vigorously pursue any and all legal remedies to collect the debt. The Company has not filed any formal litigation buy has provided legal notice to WGP that the amounts are due and payable. In accordance with the Annex No. 1, all disputes are to be resolved by binding arbitration.

Based on the nature of the dispute with WGP, a reserve for all amounts deemed potentially uncollectible was recognized. The provision for doubtful accounts consisted of a total amount of $456,470 related to additional advances of working capital, construction costs, interest income, and consulting fees which are not secured with a commercial promissory note.

NOTE 4.     LAND HELD FOR SALE

On July 31, 2014, the Company closed on an all cash purchase of a five-acre parcel of land located at 4200 Monaco Street, Denver, Colorado. The total purchase price for the property was approximately $2,250,000. The property is currently zoned for cannabis cultivation and processing by the City and County of Denver.

On August 14, 2015 the Company signed an agreement to sell the five-acre parcel of property located in north central Denver, Colorado for a total purchase price of $2,500,000.  The closing of the transaction was to take place on or before September 14th, 2015.. If the prospective buyer did not purchase the property, then, on or before September 15, 2015 the buyer was obligated to loan the Company $900,000, which bears interest at 12% per year and will be due and payable in six months.

On September 15, 2015 the Company and the buyer agreed to extend the closing date of the property to November 1, 2015.  In connection with the extension of the closing date, the buyer and an unrelated third party loaned the Company $900,000.  The loans bear interest at 12% per year and are due and payable on March 16, 2016. The Company used $650,000 to repay a loan which was secured by the property.  (See Note 6).

On November 1, 2015, the buyer failed to close the purchase of the property and the agreement with the buyer was terminated.

NOTE 5.     DEPOSITS

As part of its agreements with WGP, the Company made certain deposits as described in Note 3 which are reflected as part of the Amounts Due from WGP in its accompanying balance sheet.

On January 14, 2015, the Company entered into an agreement to purchase a 52.6 acre parcel of undeveloped land in Freetown, Massachusetts in which the Company paid the seller a refundable $100,000 deposit. On August 27, 2015, the agreement was amended to extend the closing date to October 30, 2015 and the Company paid the seller an additional $100,000 which will be applied to the purchase price. See Note 11 for details.

NOTE 6.     NOTES PAYABLE

On March 21, 2015, the Company closed on a $650,000 loan from a third party. The loan was due September 21, 2015 and was secured by the land held for sale the Company owns at 4200 Monaco Street, Denver, Colorado. The annual interest rate for the loan was 14%. The loan is interest only with the principal and any accrued interest due on September 21, 2015. Interest expense was $80,623 and $0 for the years ended September 30, 2015 and 2014, respectively. As part of the financing the Company incurred $27,772 of deferred financing costs that were recognized as interest expense in 2015. This note was repaid as described below.

On August 14, 2015 the Company signed an agreement with a third party to sell the five-acre parcel of property located in north central Denver, Colorado for a total purchase price of $2,500,000.  The closing of the transaction was to take place on or before September 14th, 2015. If the prospective buyer did not purchase the property, then, on or before September 15, 2015 the buyer was obligated to loan the Company $900,000, which will bear interest at 12% per year and will be due and payable in six months.

On September 15, 2015 the Company and the buyer agreed to extend the closing date of the property to November 1, 2015.  In connection with the extension of the closing date, the buyer loaned the Company $900,000.  The loans bear interest at 12% per year and is due and payable on March 16, 2016. The Company used $650,000 to repay a loan which was secured by the property. At September 30, 2015, interest was immaterial.

NOTE 7.     RELATED PARTY TRANSACTIONS AND RELATED PARTY NOTES PAYABLE

On March 21 and July 31, 2014, respectively, SCP purchased 400,000 shares of stock for $.75 per share or $300,000 and 666,667 units consisting of 1 share of common stock and 1 warrant for $3.00 or $2,000,000. Both of these were part of a Reg. D offering. These funds were used to fund corporate start-up costs and to purchase the 4200 Monaco Street property.

During year ended September 30, 2014, the President of the Company advanced $16,357 to cover certain expenses. This cash advance was evidenced by a non-interest bearing note, is due on demand and is recorded under related party payables in the accompanying balance sheets. The outstanding balance was $0 and $16,357 at September 30, 2015 and September 30, 2014, respectively.

At September 30, 2015 and 2014, we had an outstanding note payable of $1,682,849 and $825,000 to SCP, an entity controlled by our Chief Financial Officer. Pursuant to the terms of the note, as amended, outstanding amounts accrue interest at 5% per year.  Interest is payable on March 31 and September 30 of each year, but at our election, interest may be added to the principal of the loan.  All outstanding principal and interest due on December 31, 2016. Interest expense was $62,342 and $5,192 for the years ended September 30, 2015 and 2014, respectively. Interest payable – related party of $0 and $5,192 was included in the accompanying balance sheets at September 30, 2015 and September 30, 2014, respectively.  The Company made total interest payments in the amount of $17,684 during 2015 associated with this note payable.  In September 2015, the Company agreed to include $49,849 of accrued and unpaid interest in the principal balance of the loan. During 2015, the Company received advances of $1,015,000 and made payments of $207,000. No principal payments were made during 2014.

During the year ended September 30, 2015 SCP paid expenses of $37,720 on behalf of the Company of which the Company repaid all related amounts as of September 30, 2015.

NOTE 8.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended
	September 30,
	2015	2014

Net loss attributable to common stockholders	$(1,729,344)	$(1,301,374)

Basic weighted average outstanding shares of common stock	16,622,507	15,953,248
Dilutive affects of common share equivalents	-	-
Dilutive weighted average outstanding shares of common stock	16,622,507	15,953,248

Basic and diluted net loss per share of common stock	$(0.10)	$(0.08)

NOTE 9.     INCOME TAXES

Income tax provision reported in the consolidated statements of operations is comprised of the following:

September 30,
	2015	2014
Current provision:
Federal	$-	$-
State, net of state tax credits	-	-
	-	-

Deferred provision:
Federal	-	-
State	-	-
	-	-

Total income tax provision	$-	$-

The following are the components of our net deferred taxes for federal and state income taxes:

	September 30,
	2015	2014

Current deferred tax asset:	$-	$-

Non-current deferred tax asset:
Net operating loss carryforwards	$523,040	$490,198
Stock based compensation	97,474	-
Provision for doubtful accounts	176,334	-
Depreciation	(1,009)	(455)
	795,839	489,743
Less valuation allowance	(795,839)	(489,743)
Net non-current deferred tax asset	$-	$-

As of September 30, 2015, the Company has federal and state net operating loss carry forwards of approximately $1,350,000 and $1,350,000 which will begin to expire in 2034 and 2034, respectively.  Certain tax attributes may be subject to an annual limitation if there is a change of ownership as defined under Internal Revenue Code Section 382.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this evaluation, as of December 30, 2015, a valuation allowance of approximately $795,000 has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

The company has open tax years for the periods ended 9/30/2012, 9/30/2013, and 9/30/2014.  Based on management’s assessment, the Company has no material unrecognized tax benefits as of September 30, 2015.  As such, no interest and penalties have been recorded.   The Company does not anticipate any material change to the unrecognized tax benefits within the next twelve months.

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income (loss), compared to the income tax provision in the consolidated statement of operations:

	For the Years Ended September 30,
	2015		2014
	Percent		Percent

Expected federal tax benefit	(34.0	) %	(34.0	) %
State tax provision, net of federal benefit	-		-
Effect of increase in valuation allowance	28.0		16.6
Non-deductible expenses and other	6.0		17.4
	-%		-%

NOTE 10.     EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock. No preferred shares were outstanding at September 30, 2015 and 2014.

Common Stock

On January 17, 2014, SCP acquired 14,950,000 shares of the Company's outstanding common stock, as well as warrants (series A through E) to purchase 5,000,000 shares of the Company's common stock from several private parties. These warrants were subsequently cancelled.

In connection with the acquisition:

●	Benjamin J. Barton, the owner of SCP, was appointed as a director of the Company; and
●	Dean Konstantine, Josephine Resma and Howard Behling resigned as officers and directors of the Company.

On February 21, 2014, the Company'  board of  directors,  declared a stock dividend  in the  amount  of four  shares of common  stock for each  issued  and outstanding share of common stock and issued 64,400,000 shares as a result. As the Company has an accumulated deficit the stock dividend resulted in no amounts being capitalized out of retained earnings and only the par value amount being capitalized out of paid in capital. On March 20, 2014 SCP, returned 65,750,000 shares to the Company.

Private Placements

During the year ending September 30, 2014, the Company raised $750,000 pursuant to a Private Placement Memorandum (PPM1), which was self under written by the Company on a "best efforts" basis for a maximum of 1,000,000 shares of common stock at $0.75 per shares. The subscription period terminated upon the sale of all 1,000,000 shares of common stock for $750,000 (of which 400,000 shares of common stock were purchased by SCP (See Note 7).

During the year ended September 30, 2014, the Company raised $2,373,000 (of which $2,000,000 was provided by SCP in which the monies were sent directly to the escrow agent for the acquisition on land) (See Note 7) pursuant to a Private Placement Memorandum (PPM2), which was self under  written by the Company on a "best efforts" basis with a maximum of 1,000,000 units being offered at $3.00 per unit, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $8.00 per share and expiring on April 30, 2018.The subscription period terminated on September 30, 2014 which resulted in the Company selling 791,000  units for $2,373,000, in aggregate, resulting in the Company issuing 791,000 shares of common stock and warrants to purchase 791,000 shares of common stock pursuant to this PPM2.

Shares Issued to Officer

In connection with an employment agreement described in Note 11, , Strategic Capital Partners, LLC, the Company's largest shareholder, sold 1,200,000 shares of the Company's common stock to Mr. Keogh at a price of $0.001 per share. The estimated fair market value of the stock was $.75 per share based the then current Private Placement Memorandum in place resulting in an aggregate stock based compensation of $898,800 for the difference between the estimated fair market value of $.75 and the purchase price of $0.001 per share. As the Company expects the shares to be earned over the vesting period, the Company will amortize the entire amount to stock based compensation in the Company's statement of operations over the vesting period. Stock based compensation expense for these shares was $299,602 and $430,675 for the years ended September 30, 2015 and 2014, respectively.  As of September 30, 2015, unrecognized stock based compensation expense associated with this award was $168,525 which is expected to be recognized over a weighted average period of .88 years.

Of these 1,200,000 shares, 300,000  shares  vested on March 25, 2014 and 900,000 are subject to the following vesting requirements provided  that Mr. Keogh is employed the Company on the applicable vesting date: (i) 300,000 Shares will vest on the earlier of March 20,  2015 or the date the Company  receives at least $15,000,000 from the sale of its debt or equity  securities;  (ii) 300,000 Shares will  vest on the  earlier  of March  20,  2016 or the date the  Company receives at least  $30,000,000  from the sale of its debt or equity  securities; and (iii) 300,000 Shares will vest on the earlier March 19, 2017 or the date the Company  receives  at least  $45,000,000  from  the  sale of its debt or  equity to be raised will be cumulative. As of September 30, 2015, 600,000 shares have vested.

If during the term of the employment agreement, Mr.  Keogh is terminated other than For cause, there is a change in control,  or Mr. Keogh terminates the employment agreement for good reason, then, all shares which have not yet vested will immediately vest.

All shares that are not vested at the time of termination of Mr. Keogh's employment, if such termination is a termination for cause or a voluntary termination will be repurchased by the Company at a price of $0.001 per share. Any shares which are not vested and which are not required to be purchased by the Company will be returned to treasury and cancelled.

Shares Issued to Consultants

On February 19, 2015 the Company issued 50,000 shares of common stock in connection with an investment relation services agreement dated December 1, 2014 whereby 25,000 shares vested immediately and 25,000 shares vested on the six month anniversary of the agreement. Services are for a period of 12 months. These shares had an aggregate value of $34,250 based on the fair market value of the stock on the vesting date.  As of September 30, 2015, there is $5,708 in the prepaid expense account. Amortization of the prepaid expense for these shares was $28,542 for the year ended September 30, 2015, respectively, and recognized in general and administrative expenses.

On March 25, 2014, in connection with a consulting agreement described in Note 11 the Company entered into a share purchase agreement with Mr. Czarkowski in which SCP sold 300,000 shares to Mr. Czarkowski at a price of $.02 per share with an estimated fair market value of $.75 per share, for an aggregate fair value of $219,000 which was recognized as stock based compensation expense on the date of the transaction.

On February 5, 2014 the Company granted 40,000 shares of common stock in exchange for services performed of which 20,000 shares were earned on February 5, and 20,000 shares were earned on May 5, 2014. The value of these shares was $15,400 in total based on the estimated fair market value of the shares on the date the services were complete.

Stock Options

Mr. Czarkowski

In addition to the 300,000 shares issued to Mr. Czarkowski described above, the Company also originally granted Mr. Czarkowski options to purchase up to 1,200,000 shares of the Company’s common stock with exercise prices of $8 per share and $12 per share.  The options grants were cancelled in March 2014. The Company granted new options to Mr. Czarkowski pursuant to the consulting agreement. The new options are as follows:

Shares Issuable
Upon Exercise	Option
of Option	Exercise Price	Vesting Date (1)	Expiration Date

100,000	$8.00	1/20/2015	1/20/2018
100,000	$12.00	7/20/2015	1/20/2018

(1)	Options are subject to certain vesting requirements.

As these options were issued to a consultant, the Company accounted for these awards using a Black Scholes option pricing model with these measurement date equal to the vesting date and expensed the value of the awards on a straight line basis over the vesting period.  The Company estimated the value of the awards utilizing the current stock price and other inputs to the Black Scholes model.  During the years ended September 30, 2015 and 2014, the Company recognized ($4,468) and $25,145 of stock based compensation expense associated with these options.   The negative stock expense in 2015 is attributable to amounts recognized in 2014 and reversals of previously recognized expense due to declines in the stock price from grant date to the vesting date.

Mr. Keogh

In addition to the shares issued to Mr.Keogh as described above, the Company granted Mr. Keogh an option to purchase the Company's common stock pursuant to the following terms.

Shares Issuable
Upon Exercise	Option
of Option	Exercise Price	Vesting Date	Expiration Date

400,000	$8.00	3/20/2015	3/20/2018
400,000	$12.00	3/20/2016	3/20/2018

The Company valued the options using the Black Scholes option pricing model resulting in a grant date fair value of $95,000 which will be amortized to stock based compensation expense on a straight line basis over the vesting period. During the years ended September 30, 2015 and 2014, the Company recognized stock based compensation of $46,157 and $38,787, respectively associated with such awards.  All options were fully vested by September 30, 2015 and no further expense will be recognized associated with these awards.

Option Issuances to Other Consultants – 2014

The Company issued the following options to consultants in June and August of 2014 for IT services performed for the Company pursuant to the following terms.

Shares Issuable
Upon Exercise	Option
of Option	Exercise Price	Vesting Date	Expiration Date

25,000	$.75	12 Months	6/16/2018
30,000	$.75	12 Months	8/25/2018
25,000	$.75	Immediate	8/25/2018
25,000	$.75	12 Months	8/25/2018

As these options were issued to consultants, the Company accounted for these awards using a Black Scholes option pricing model with these measurement date equal to the vesting date.  Prior to the measurement date, the Company estimated the value of the awards utilizing the current stock price and other inputs to the Black Scholes model.  During the years ended September 30, 2015 and 2014, the Company recognized $6,103 and $92,921 of stock based compensation expense associated with these options. All options were fully vested by September 30, 2015 and no further expense will be recognized associated with these awards.

The fair value of options and warrants granted during 2014 were estimated on the date of grant using the Black Scholes option pricing model and the following assumptions:

Year of option grant	2014
Market value of stock	$.02 - $3.50
Risk free interest rate	.58% - 2.63%
Dividend yield	0%
Volatility factor	100%
Weighted average expected life	2.25 to 3.00 years
Expected forfeiture rate	0%

Options Issuances in 2015

As part of its amended agreement with WGP (see Note 3), the Company issued options which allow WGP to purchase up to 100,000 shares of the Company's common stock at a price of $4.00 per share. The options were valued at $19,139 using the Black Scholes option pricing model with the following assumptions: $.70 value of stock on grant date; $4.00 exercise price immediate vesting; .75 risk free interest rate; 100% volatility factor; and 0% dividend yield. The options expire in February 2018.  As these options were fully vested at grant date, the full value was recognized immediately as stock based compensation expense and no further expense will be recognized associated with these awards.

Summary Option Activity

Stock option activity for the year ended September 30, 2014 and 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding at September 30, 2013	-	-	-	-
Granted	2,305,000	$9.23	4.0	$-
Cancelled	(1,200,000)	(9.33)	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2014	1,105,000	$9.12	2.0	-
Granted	100,000	4.00	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding as of September 30, 2015	1,205,000	$8.70	2.5	$-
Expected to vest at September 30, 2015	1,205,000	$8.70	-	$-
Exercisable at September 30, 2015	805,000	$5.51	2.0	$-

Stock based compensation expense related to the options was $66,932 and $92,921 for the years ended September 30, 2015 and 2014, respectively. Total remainder of stock compensation expense to be recognized through the vesting date of the above options is approximately $9,173.

Warrants

On June 25, 2010, the Company issued 5,000,000 warrants (Series A-E). Each warrant allowed the holder to purchase one share of the Company’s common stock.  The terms of these warrants are shown below.

	Shares Issuable Upon
Series	Exercise of Warrants	Exercise Price
A	1,000,000	$1.00
B	1,000,000	$2.00
C	1,000,000	$3.00
D	1,000,000	$4.00
E	1,000,000	`

The Series A - E warrants were to expire on January 4, 2014.  On December 27, 2013, the Company extended the maturity date of the warrants to January 4, 2015.  The estimated fair market value before and after this modification resulted in a diminimus estimated fair market value. As a result, the modification did not have an impact on the Company’s operations and the Company did not record any additional expense.  In June 2014, the Series A – E warrants were cancelled.

On February 14, 2014 the Company issued 1,800,000 warrants to SCP, the Company’s largest shareholder, for management consulting services. Based upon the Black-Scholes option pricing model, the estimated fair market value was determined to be diminimus.

The terms of these warrants are shown below.

Shares Issuable Upon	Exercise	Expiration
Exercise of Warrants	Price	Date
1,200,000	$8.00	1/22/2018
600,000	$12.00	1/22/2018

During the third and fourth quarter of the year ended September 30, 2014 the Company sold 791,000 Units at a price of $3.00 per Unit pursuant to a private placement memorandum.  Each Unit consisted of one share of the Company’s common stock and one warrant.  Each warrant allows the holder to purchase one share of the Company’s common stock at a price of $8.00 per share at any time on or before April 30, 2018.

The following table shows the warrant activity for the years ended September 30, 2015 and 2014:

			Weighted
	Shares	Weighted	Average
	Issuable	Average	Remaining
	Upon	Exercise	Contract	Intrinsic
	Exercise	Price	Term	Value

Outstanding at September 30, 2013	5,000,000	$3.00	1.4	$-
Granted	2,591,000	8.92	3.7
Exercised	-	-	-
Cancelled	(5,000,000)	8.92	3.7
Outstanding at September 30, 2014	2,591,000	$8.92	3.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at September 30, 2015	2,591,000	$8.92	2.7	$-
Exercisable at September 30, 2015	2,591,000	$8.92	2.7	$-

NOTE 11.     COMMITMENTS AND CONTINGENCIES

Officer Employment Agreement.  On March 25, 2014, the Company entered into an employment agreement with Mr. Keogh. The agreement: (i) has an initial term of three years; (ii) requires that Mr. Keogh devote at least 50% of his time to the Company and; (iii) provides that the Company will pay Mr. Keogh $12,000 per month during the term of the agreement. In connection with this employment agreement the Company granted Mr. Keogh stock-based compensation consisting of shares and options.  See Note 10.

Consulting Agreement. On January 22, 2014, the Company entered into an employment agreement with Mr. Czarkowski, which was terminated in March of 2014 resulting in cancellation of certain shares and stock options and replaced with a consulting agreement.  The consulting agreement has an initial term of two years and provides that the Company will pay Mr. Czarkowski $12,000 per month during the term of the agreement which is being recorded under contract services in the accompanying statement of operations.  In connection with this employment agreement the Company granted Mr. Czarkowski stock-based compensation consisting of shares and options.  This consulting agreement concluded on December 31, 2014. See Note 10.

Investment Relations Consulting Agreement On December 1, 2014 the Company entered into an investment relation services agreement where the company pays $4,000 per month in exchange for services.  For the year ended September 30, 2015 the total amount paid was $32,000. As of September 30, 2015, $12,000 was recorded in accrued liabilities on the balance sheet. Common stock was also issued related to this agreement.  See Note 10 for details.

Consulting Agreement On December 1, 2014, the Company entered into a consulting agreement with a community relations and public affairs company.  Pursuant to the agreement, the Company pays $4,000 per month in exchange for services.  The agreement may be terminated by either party with 30 days written notice. For the year ended September 30, 2015 the total amount paid was $24,000. At September 30, 2015, $12,000 was recorded in accrued liabilities on the balance sheet.

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

The Company paid the seller a refundable $100,000 deposit upon the signing of the agreement which will be applied toward the purchase price of $4,000,000 at the closing or returned at the option of the Company. On August 27, 2015, after addressing the site considerations, the agreement was amended to extend the closing date to October 30, 2015 to provide additional time for permitting. In connection with the amendment, the Company paid the seller an additional $100,000 which will be applied to the purchase price.

On October 23, 2015, the Company extended the closing date to December 29, 2015 with a payment to the seller of $100,000.  The $100,000 paid to the seller will be applied to the purchase price of the property if the closing takes place.

On December 8, 2015, The Town of Freetown Planning Board unanimously approved the Company’s site plan application for the MMCC.  The site plan application requested 977,000 square feet of infrastructure for medical marijuana cultivation, processing, testing and associated administration in Freetown's Industrial Park.  The Company’s ability to proceed with the development of the MMCC is contingent upon the approvals by the Department of Public Health (the “DPH Approval”) for the Commonwealth of Massachusetts of our consulting agreement, development agreement and lease agreement relating to the MMCC.

On December 22, 2015 the Company and the seller amended the agreement to extend the closing date to the earlier of 5 business days following our receipt of certain approval, or February 29, 2016. As consideration for the extension of the closing date, the Company agreed to increase the purchase price for the property to $4,100,000 and paid the seller a non-refundable fee of $100,000 which will be applied to the purchase price if the closing occurs.

Campanelli Agreement.  In March 2015, the Company contracted with Campanelli Associates Management Corp. (“Campanelli”) to assist with the permitting and schematic design for the MMCC. Campanelli will provide owner's representation and provide technical and planning support to manage the schematic design and permitting process. Campanelli's fee for this phase of the project will be $125,000 to be paid at the rate of $15,000 per month (to be paid on the 1st of each month) with a lump sum payment of the balance due at the end of this Permitting, Development and Schematic Design Services phase. This phase of the project shall be deemed complete when the land has been purchased and all permits necessary to commence construction have been obtained and permit appeal periods have expired. As part of the agreement, the Company secured an option to purchase an adjacent parcel of land owned by Campinelli. After a preliminary review, the site parcel was deemed unusable and the Company waived its right to the option in April. During 2015, total payments to Campanelli were $144,940.  At September 30, 2015 no amounts were accrued.

Operating Leases. The Company leases its office space located at 3200 Brighton Boulevard, Denver, Colorado for $2,870 per month commencing June 18, 2014 and ending June 30, 2015.  After June 30, 2015 the lease is month-to-month until the Company gives its 30 day notice to terminate the lease.

The Company paid a refundable deposit of $3,110. The lease expense was $34,140 and $14,689 for year ended September 30, 2015 and 2014, respectively.

The Company leases an automobile under an operating lease commencing October 4, 2014 for 39 months at $611 per month. The lease expense was $7,953 and $0 for the year ended September 30, 2015 and 2014, respectively.  At September 30, 2015 the future rental payments required under operating leases are as follows:

2015	$7,335
2016	7,335
2017	6,723
2018	-
2019	-
Total	$21,393

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of January, 2016.

AMERICANN, INC.

By:	/s/ Timothy Keogh
Timothy Keogh, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Keogh
Timothy Keogh	Chief Executive Officer and a Director	January 13, 2016

/s/ Benjamin J. Barton
Benjamin J. Barton	Chief Financial and Accounting Officer and a Director	January 13, 2016