Form 10-Q
period 2015-12-31
AmeriCann, Inc.
filed 2016-02-16
CIK 1508348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number: 001-35902

AMERICANN, INC
(Exact name of registrant as specified in its charter)

Delaware	27-4336843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3200 Brighton Blvd. Unit 114, Denver, CO	80216
(Address of principal executive offices)	(Zip Code)

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

As of January 31, 2016, the registrant had 16,631,000 shares of common stock ($0.0001 par value) outstanding.

AMERICANN, INC.
FORM 10-Q

PART I:  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

AMERICANN, INC.
CONDENSED BALANCE SHEETS

	December 31, 2015 (unaudited)	September 30, 2015

Assets
Current Assets:
Cash and cash equivalents	$40,297	$201,353
Interest receivable	4,985	5,975
Prepaid expenses	11,726	35,758
Land held for resale	2,250,809	2,250,809
Total current assets	2,307,817	2,493,895

Furniture and equipment (net of depreciation of $1,739 and $1,500)	10,446	6,399
Note receivable - 4900 Jackson LLC	505,429	586,305
Amounts due from WGP (net of allowance of $459,795 and $456,470)	693,837	664,800
Website development costs (net of amortization of $4,611 and $1,153)	36,889	40,347
Deposits on land	400,000	200,000
Security deposit	3,110	3,110
Total assets	$3,957,528	$3,994,856

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$153,388	$85,298
Interest payable	31,956	-
Interest payable - related party	21,858	-
Other payables	10,178	11,716
Note payable	900,000	900,000
Total current liabilities	1,117,380	997,014

Note payable - related party	1,862,849	1,682,849

Total liabilities	2,980,229	2,679,863

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
16,631,000 and 16,631,000 shares issued and outstanding
as of December 31, 2015 and September 30, 2015, respectively	1,663	1,663
Additional paid in capital	5,059,219	5,007,497
Accumulated deficit	(4,083,583)	(3,694,167)
Total stockholders' equity	977,299	1,314,993

Total liabilities and stockholders' equity	$3,957,528	$3,994,856

See accompanying notes to unaudited condensed financial statements.

AMERICANN, INC.
(FKA NEVADA HEALTH SCAN, INC.)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,
	2015	2014

Revenues:
Consulting fees	$15,000	$30,000
Total revenues	15,000	30,000

Operating expenses:
Advertising and marketing	2,098	2,875
Professional fees	218,329	82,739
General and administrative expenses	175,145	221,733
Provision for doubtful accounts	3,325	-
Total operating expenses	398,897	307,347

Loss from operations	(383,897)	(277,347)

Other income (expense):
Interest income	48,295	45,206
Interest expense	(31,956)	-
Interest expense - related party	(21,858)	(9,862)
Total other income (expense)	(5,519)	35,344

Net loss	$(389,416)	$(242,003)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Weighted average common shares outstanding	16,631,000	16,581,000

See accompanying notes to unaudited condensed financial statements.

AMERICANN, INC.
(FKA NEVADA HEALTH SCAN, INC.)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(389,416)	$(242,003)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	3,740	221
Provision for doubtful accounts	3,325	-
Stock based compensation and option expense	51,722	112,784
Changes in operating assets and liabilties:
Interest receivable	990	(16,908)
Amounts due from WGP	(32,362)	-
Prepaid expenses	24,032	(6,953)
Accounts payable and accrued expenses	68,090	11,482
Interest payable	31,956	9,861
Interest payable - related party	21,858	-
Other payables	(1,538)	25,829
Deferred revenue	-	(10,000)
Net cash flows used in operations	(217,603)	(115,687)

Cash flows from investing activities:
Purchase of fixed assets	(4,329)	-
Deposit on land	(200,000)	-
Payments received on note receivable - 4900 Jackson LLC	80,876	35,000
Net cash flows (used)/provided in investing activities	(123,453)	35,000

Cash flows from financing activities:
Proceeds from note payable - related party	180,000	30,000
Payments on note payable - related party	-	(50,000)
Net cash flows provided by (used in) financing activities	180,000	(20,000)

Net decrease in cash and cash equivalents	(161,056)	(100,687)

Cash and cash equivalents at beginning of period	201,353	173,956

Cash and cash equivalents at end of period	$40,297	$73,269

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

See accompanying notes to unaudited condensed financial statements.

AMERICANN, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

AmeriCann, Inc. (fka Nevada Health Scan, Inc.) ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on June 25, 2010.

On January 17, 2014, a privately held limited liability company acquired approximately 93% of the Company's outstanding shares of common stock from several of the Company's shareholders, which resulted in a change in control of the Company.

The Company's business plan is to offer a comprehensive, turnkey package of services that includes consulting, design, construction and financing to approved and licensed marijuana operators throughout the United States. The Company's business plan is based on the anticipated growth of the regulated marijuana market in the United States.

The Company's activities are subject to significant risks and uncertainties including failure to secure funding to properly expand its operations.

Basis of Presentation

The (a) condensed balance sheet as of September 30, 2015, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of and for the three months ended December 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on January 13, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the Form 10-K have been omitted.

Certain prior period amounts have been reclassified to conform with current period presentation.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. As amended by the FASB in July 2015, the standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures requirement. ASU 2014-15 (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual reporting period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 470): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 eliminate the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The amendments for ASU-2015-17 can be either applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented and early adoption is permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,083,583 and $3,694,167 at December 31, 2015 and September 30, 2015, respectively,  and had a net loss of $389,416 for the three months ended December 31, 2015. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. Further, the amount due from WGP of $1,153,632 (before an allowance of $459,795) may not be collectible and the agreement for the sale of land for $2,500,000 has been terminated.

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

At December 31, 2015 and September 30, 2015, the balance of the note receivable was $505,429 and $586,305, respectively. Interest income was $15,933 and $45,206 for the three months ended December 31, 2015 and 2014, respectively. Consulting fees earned were $15,000 and $30,000 for the three months ended December 30, 2015 and 2014, respectively.

WGP.  Beginning September 21, 2014, we entered into a series of agreements with Wellness Group Pharms LLC (“WGP’), an entity that was pursuing licenses to operate marijuana cultivation facilities under the Illinois Compassionate Use of Medical Cannabis Pilot Program Act.  As amended on February 22, 2015, these agreements provided for the following:

●
We were to replace WGP as the purchasing party under an existing contract to acquire a 16.1 acre parcel in Anna, Illinois as WGP was to take the necessary legal steps to assign the right to acquire ownership to the property starting February 23, 2015.  Subsequent to the amendment, WGP purchased the land.  To date we have not received title to the land.

●
We were to construct on this parcel a marijuana cultivation facility (consisting of a 27,000 square foot warehouse and a total developable footprint of 285,000 square feet which would be built in future phases according to demand) in accordance with terms specified in WGP’s license application with the State of Illinois within six months of the award of the licenses on February 2, 2015.  To date, payments of $332,357 had been made.

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

●
We were to receive consulting fees of $20,000 per month, with such unpaid amounts accruing interest at a rate of 18% per annum beginning on March 1, 2015 through the term of the 12 year lease.  In fiscal 2015, $40,000 had been earned and recognized.

Between February 2015 and April 2015, both parties operated under this agreement.  We made working capital advances totaling $673,294 (inclusive of the deposit of $100,000 made under the Initial WGP Agreements) and we recognized consulting revenues of $40,000.  We also incurred construction costs totaling $332,357 to begin developing the facility in connection with its obligations under the amended agreement.  However, WGP did not assign its rights to acquire the 16.1 acre parcel to us as required under the amended agreement.  Instead, WGP acquired the property directly.  We have notified WGP that we have fulfilled our obligations pursuant to our agreements with WGP but due to WGP's breach of contract, and repeated lack of good faith and fair dealing, the agreement was terminated.  WGP has claimed that our construction costs were unauthorized.  We dispute WGP’s claim.  To date, there is no change in the dispute with WGP.

Included in Amounts due from WGP in our balance sheet at December 31, 2015 are working capital advances of $673,294, accrued consulting fees of $40,000, construction advances of $332,357 and accrued interest of $107,981 for a total of $1,153,632.  In addition, an allowance for doubtful accounts of $459,795 has been recognized.

We have a formal security agreement covering $600,000 of the advances made to WGP (and related interest), whereby the indebtedness is secured by all real and personal property of WGP.  We believe all other amounts owed by WGP are due and payable and that additional security interests are implied in the agreements.  However, given the current dispute with WGP, we have established a provision for all amounts owed by WGP (including related interest) that are not covered by a formal security agreement.  This provision is reflected as a separate component of operating expense within our accompanying statement of operations.

Interest income recognized during the three months ended December 31, 2015 consisted of $30,547 associated with the $673,294 of loan principal advances.

NOTE 4.  LAND HELD FOR RESALE

On July 31, 2014, the Company closed on an all cash purchase of a five-acre parcel of land located at 4200 Monaco Street, Denver, Colorado. The total purchase price for the property was approximately $2,250,000. The property is currently zoned for cannabis cultivation and processing by the City and County of Denver.

On August 14, 2015 the Company signed an agreement to sell the five-acre parcel for a total purchase price of $2,500,000.  The closing of the transaction was to take place on or before September 14th, 2015. If the prospective buyer did not purchase the property, then, on or before September 15, 2015 the buyer was obligated to loan the Company $900,000, which bears interest at 12% per year and will be due and payable in six months.

On September 15, 2015 the Company and the buyer agreed to extend the closing date of the property to November 1, 2015.  In connection with the extension of the closing date, the buyer and an unrelated third party loaned the Company $900,000.   The Company used $650,000 to repay a loan which was secured by the property.  (See Note 5).

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

As indicated in Note 4, on September 15, 2015 the potential buyer loaned the Company $900,000. The loan bears interest at 12% per year and is due and payable on March 16, 2016. The Company used $650,000 of the proceeds to repay the existing loan that was secured by the property. At December 31, 2015, accrued interest on this note payable was $31,956.

NOTE 6.  RELATED PARTY TRANSACTIONS AND RELATED PARTY NOTES PAYABLE

At December 31, 2015, we had an outstanding note payable of $1,862,849 to Strategic Capital Partners, an entity controlled by our Chief Financial Officer. Under the note payable, as amended, outstanding amounts accrue interest at 5% per year payable on March 31st and September 30th, with all outstanding principal and interest due on October 1, 2016, and can be repaid at any time prior to maturity. Interest expense was $21,858 and $9,862 for the three months ended December 31, 2015 and 2014, respectively. Interest payable – related party of $21,858 and $-0- was included in the accompanying balance sheets at December 31, 2015 and September 30, 2015, respectively. In September 2015, the Company agreed to include $49,849 of accrued and unpaid interest in the principal balance of the loan. During the three months ended December 31, 2015 the Company received advances of $180,000 and no payments were made.

NOTE 7. LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	December 31,
	2015	2014

Net loss attributable to common stockholders	$(389,416)	$(242,003)

Basic weighted average outstanding shares of common stock	16,631,000	16,581,000
Dilutive effects of common share equivalents	-	-
Dilutive weighted average outstanding shares of common stock	16,631,000	16,581,000

Basic and diluted net loss per share of common stock	$(0.02)	$(0.01)

The Company has excluded 1,205,000 of stock options from the computation of diluted net loss per share because the effects are anti-dilutive.

NOTE 8.  INCOME TAXES

The Company did not record any income tax expense or benefit for the three months ended December 31, 2015. The Company increased its valuation allowance and reduced its net deferred tax assets to zero. The Company's assessment of the realization of its deferred tax assets has not changed, and as a result the Company continues to maintain a full valuation allowance for its net deferred assets as of December 31, 2015.

As of December 31, 2015, the Company did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2015.

NOTE 9. STOCK BASED COMPENSATION

Restricted Stock Awards.  The Company uses restricted stock awards to compensate certain key executives and other individuals.  At December 31, 2015, the Company had 600,000 of outstanding unvested restricted stock awards, of which 300,000 vest on March 20, 2016 and 300,000 vest on March 20, 2017.  Stock-based compensation expense associated with restricted stock awards was $46,813 and $102,989 for the three months ended December 31, 2015 and 2014, respectively.  As of December 31, 2015, unrecognized stock-based compensation associated with restricted stock awards totaled $168,525, which is to be recognized over a weighted average period of 0.6 years.

Stock Options. Stock option activity as of and for the three months ended December 31, 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding at September 30, 2015	1,205,000	$8.70
Granted	-	$-
Cancelled	-	$-
Exercised	-	$-
Outstanding as of December 31, 2015	1,205,000	$8.70	2.2	$-

Vested and expected to vest at after December 31, 2015	1,205,000	$8.70	2.2	$-

Exercisable at December 31, 2015	805,000	$7.05	2.2	$-

Stock-based compensation associated with stock options totaled $4,909 and $9,795 for the three months ended December 31, 2015 and 2014, respectively.  At December 31, 2015, unrecognized stock-based compensation associated with stock options totaled $4,264, which is to be recognized over an estimated life of 0.3 years.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

On December 8, 2015, The Town of Freetown Planning Board unanimously approved the Company’s site plan application for the MMCC.  The site plan application requested 977,000 square feet of infrastructure for medical marijuana cultivation, processing, testing and associated administration in Freetown's Industrial Park.  The Company’s ability to proceed with the development of the MMCC is contingent upon the approvals by the Department of Public Health (the “DPH Approval”) for the Commonwealth of Massachusetts of the Company’s consulting agreement, development agreement and lease agreement relating to the MMCC.

On December 22, 2015 the Company and the seller amended the agreement to extend the closing date to the earlier of 5 business days following the Company’s receipt of certain approval, or February 29, 2016. As consideration for the extension of the closing date, the Company agreed to increase the purchase price for the property to $4,100,000 and paid the seller a non-refundable fee of $100,000 which will be applied to the purchase price if the closing occurs.

Operating Leases. The Company leases its office space located at 3200 Brighton Boulevard, Denver, Colorado for $2,870 per month under a month-to-month lease.

The Company leases an automobile under an operating lease commencing October 4, 2014 for 39 months at $611 per month. At December 31, 2015, the future rental payments required under this lease are $5,501 for the remainder of fiscal 2016, $7,332 for fiscal 2017 and $1,834 for fiscal 2018.

Except as described above, the Company has no other non-cancelable lease commitments.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended September 30, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

To support local businesses that seek to serve cannabis patients in their communities we initiated the AmeriCann Preferred Partner Program.  The initial step in becoming a Preferred Partner involves an application on our website.  Based on the initial inquiry, we determine if the location, market, type of project and economics support additional due diligence. Currently, we have one Preferred Partner in Colorado, which is 4900 Jackson, LLC. Through this program we provide an essential set of resources including advance cultivation facilities, access to a team of experts and in certain cases, capital for our partner’s businesses.   This support is designed to assist our Preferred Partners in newly regulated markets.  In addition, AmeriCann’s team actively participated in winning cannabis licenses in competitive application processes throughout the country including Massachusetts and Illinois.

AmeriCann plans to lease facilities to its Preferred Partners that will be designed with AmeriCann’s propriety cultivation and processing system called “Cannopy.” Cannopy uniquely combines experience from traditional horticulture, lean manufacturing, regulatory compliance and cannabis cultivation to create facilities and procedures. Cannopy includes automation throughout the production life-cycle, customized workflow processes, monitoring and controls, and top-line security systems. Cannopy empowers Preferred Partners to consistently produce medical marijuana for patients at a lower cost in an efficient, compliant manner. AmeriCann provides initial and on-going training, policies, practices and procedures to operate the state-of-the-art facilities.

The expanding cannabis industry requires extensive real estate to meet the growing needs of medical marijuana patients.  AmeriCann utilizes a proven strategy for identifying, acquiring and developing real estate specifically suited for cannabis operations.  AmeriCann assists its Preferred Partners with the identification, design, permitting, acquisition, development and operation of scalable infrastructure to cultivate and to dispense medical marijuana in regulated markets.

As an early market participant, we leverage our leadership and competitive strengths in a formative industry to increase market share as the cannabis industry expands.

We currently have one financing and consulting agreement with a licensed Colorado cannabis dispensary owner and grower (“4900 Jackson, LLC”).  Under this agreement, we are earning consulting fees and interest income. We recently terminated our agreement with WGP – see Recent Developments below.   We are also the owner of a five-acre parcel of land located in north central Denver, Colorado, which is currently zoned for cannabis cultivation and processing by the City and County of Denver.

RECENT DEVELOPMENTS

4900 Jackson LLC. We currently earn $5000 per month under our consulting agreement with 4900 Jackson, LLC and we have an outstanding loan of $505,429 that accrues interest at a rate of 12 percent per annum.

WGP.  Beginning September 21, 2014, we entered into a series of agreements with Wellness Group Pharms LLC (“WGP’), an entity that was pursuing licenses to operate marijuana cultivation facilities under the Illinois Compassionate Use of Medical Cannabis Pilot Program Act.  As amended on February 22, 2015, these agreements provided for the following:

●
We were to replace WGP as the purchasing party under an existing contract to acquire a 16.1 acre parcel in Anna, Illinois as WGP was to take the necessary legal steps to assign the right to acquire ownership to the property starting February 23, 2015.  Subsequent to the amendment, WGP purchased the land.  To date we have not received title to the land.

●
We were to construct on this parcel a marijuana cultivation facility (consisting of a 27,000 square foot warehouse and a total developable footprint of 285,000 square feet which would be built in future phases according to demand) in accordance with terms specified in WGP’s license application with the State of Illinois within six months of the award of the licenses on February 2, 2015.  To date, payments of $332,357 had been made.

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

●
We were to receive consulting fees of $20,000 per month, with such unpaid amounts accruing interest at a rate of 18% per annum beginning on March 1, 2015 through the term of the 12 year lease.  In fiscal 2015, $40,000 had been earned and recognized.

Between February 2015 and April 2015, both parties operated under this agreement.  We made working capital advances totaling $673,294 (inclusive of the deposit of $100,000 made under the Initial WGP Agreements) and we recognized consulting revenues of $40,000.  We also incurred construction costs totaling $332,357 to begin developing the facility in connection with its obligations under the amended agreement.  However, WGP did not assign its rights to acquire the 16.1 acre parcel to us as required under the amended agreement.  Instead, WGP acquired the property directly.  We have notified WGP that we have fulfilled our obligations pursuant to our agreements with WGP but due to WGP's breach of contract, and repeated lack of good faith and fair dealing, the agreement was terminated.  WGP has claimed that our construction costs were unauthorized.  We dispute WGP’s claim.  To date, there is no change in the dispute with WGP.

Included in Amounts due from WGP in our balance sheet at December 31, 2015 are working capital advances of $673,294, accrued consulting fees of $40,000, construction advances of $332,357 and accrued interest of $107,981 for a total of $1,153,632.

We have a formal security agreement covering $600,000 of the advances made to WGP (and related interest), whereby the indebtedness is secured by all real and personal property of WGP.  We believe all other amounts owed by WGP are due and payable and that additional security interests are implied in the agreements.  However, given the current dispute with WGP, we have established a provision for all amounts owed by WGP (including related interest) that are not covered by a formal security agreement.  As of December 31, 2015, the allowance for doubtful accounts was $459,795. This provision is reflected as a separate component of operating expense within our accompanying statement of operations.

We have not filed any formal litigation but have provided legal notice that our loans to WGP are immediately due and payable.  By contract, our process for resolving any disputes with WGP is to be resolved via binding arbitration.

MMCC. On January 14, 2015, we entered into an agreement to purchase a 52.6 acre parcel of undeveloped land in Freetown, Massachusetts. The property is located approximately 47 miles southeast of Boston. We plan to develop the property as the Massachusetts Medical Cannabis Center "MMCC". Plans for the MMCC may include the construction of sustainable greenhouse cultivation and processing facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program. Additional plans for the MMCC may include a testing laboratory, a research facility, a training center, an infused product production facility and corporate offices.  We paid the seller $100,000 upon the signing of the agreement which amount will be applied toward the purchase price of $4,000,000 at the closing. On May 6, 2015, to address site considerations before finalizing the planned development, the agreement was amended to extend the closing date to September 1, 2015.  On August 27th, 2015 after addressing the site considerations, the agreement was amended to extend the closing date to October 30, 2015 to provide additional time for permitting with a payment of $100,000.

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

SIGNIFICANT ACCOUNTING POLICIES

There were no changes in our significant accounting policies and estimates during the three months ended December 31, 2015 from those set forth in our Annual Report on Form 10-K for the year ended September 30, 2015 filed on January 13, 2016.

RESULTS OF OPERATIONS

Total Revenues

During the three months ended December 31, 2015 we generated $15,000 in revenue as compared to $30,000 for the three months ended December 31, 2014, reflecting our amendment to reduce our consulting fees for 4900 Jackson, LLC (and its predecessor) from $10,000 per month to $5,000 per month.

Advertising and Marketing Expenses

Advertising and marketing expenses were approximately $2,100 for the three months ended December 31, 2015 as compared to approximately $2,900 for the three months ended December 31, 2014. We expect such costs to increase as we expand our operations.

Professional Fees

Professional fees were approximately $218,000 for the three months ended December 31, 2015, as compared to approximately $83,000 for the three months ended December 31, 2014.  The increase in professionals fees are attributable primarily to architectural and engineering fees associated with the MMCC.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2015 were approximately $175,000, as compared to approximately $221,000 for the three months ended December 31, 2014.  The decrease is attributable primarily to a decrease in stock based compensation and option expense as many of our stock-based awards were granted in 2014 and were subject to short vesting periods.  This decrease is partially offset by increases in salaries and other general and administrative expenses as we continue to develop our business and expand our operations.

Interest Income

Interest income was approximately $48,000 for the three months ended December 31, 2015, as compared to approximately $45,000 for the three months ended December 31, 2014.  The increase is attributable to increases in amounts owed from our clients offset by reductions in interest rates.

Interest Expense

Interest expense was approximately $54,000 for the three months ended December 31, 2015, as compared to approximately $10,000 for the three months ended December 31, 2014. The increase is attributable to the financing of our recent investing and operating activities primarily with debt.

Net Operating Loss

We had a net loss of approximately $(389,000) for the three months ended December 31, 2015, as compared to a net loss of approximately $(242,000) and for the three months ended December 31, 2014.  The increase in net loss is attributable to changes in revenues, operating expenses and interest income and expense, each of which is described above.

 LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of December 31, 2015 we had borrowed $1,862,849 from Strategic Capital Partners, LLC, a Company controlled by Benjamin J. Barton, one of our officers and directors. The loan is unsecured and bears interest at 5% per year. Interest is payable on March 31 and September 30 of each year. The loan, plus all unpaid principal and interest, is due on December 31, 2016.

As of December 31, 2015, we had borrowed $900,000 from a third party. The loan bears interest at 12% and is due March 15, 2016.  See Note 5 of the Notes to our Condensed Financial Statements.

Analysis of Cash Flows

During the three months ended December 31, 2015, our net cash flows used in operations were approximately $217,000 as compared to net cash flows used in operations of approximately $116,000 for the three months ended December 31, 2014.  This is primarily due to increased expenditures for professional fees and general and administrative expenses as we develop our properties and execute on our business plan, partially offset by changes in working capital.

Cash flows used in investing activities were approximately $123,000 for the three months ended December 31, 2015, consisting of a $200,000 deposit on land and minor purchases of fixed assets, partially offset by approximately $81,000 of payments received from notes receivable. Cash flows provided by investing activities were approximately $35,000 for the three months ended December 31, 2014, consisting of payments received on notes receivables.

Cash flows provided by financing activities were $180,000 for the three months ended December 31, 2015, consisting of proceeds from notes payable to related parties.  Cash flows used in financing activities were $20,000 for the three months ended December 31, 2014, consisting of payments of notes payable, partially offset by proceeds from notes payable.

We do not have any firm commitments from any person to provide us with any capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2015 we did not have any off balance sheet arrangements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective for the same reasons that our internal control over financial reporting were not adequate.

Internal Control over Financial Reporting

As indicated in our Form 10-K filed on January 13, 2016, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective during the 2015 fiscal year at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP.

We are currently in the process of evaluating the steps necessary to remediate this material weakness.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II OTHER INFORMATION

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

AMERICANN, INC.

Dated: February 16, 2016	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer