Form 10-Q
period 2016-03-31
AmeriCann, Inc.
filed 2016-05-10
CIK 1508348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

As of April 30, 2016, the registrant had 16,631,000 shares of common stock ($0.0001 par value) outstanding.

AMERICANN, INC.
FORM 10-Q

PART I  FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

AMERICANN, INC.
CONDENSED BALANCE SHEETS

	March 31, 2016 (unaudited)	September 30, 2015

Assets
Current Assets:
Cash and cash equivalents	$64,738	$201,353
Interest receivable	4,024	5,975
Prepaid expenses	10,736	35,758
Land held for resale	2,250,809	2,250,809
Total current assets	2,330,307	2,493,895

Furniture and equipment (net of depreciation of $2,019 and $1,458)	10,165	6,399
Note receivable - 4900 Jackson LLC	402,071	586,305
Amounts due from WGP (net of allowance of $463,084 and $456,470)	722,557	664,800
Website development costs (net of amortization of $8,070 and $1,153)	33,430	40,347
Deposits on land	450,000	200,000
Security deposit	3,110	3,110
Total assets	$3,951,640	$3,994,856

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$213,154	$85,298
Interest payable (including $45,452 and $0 to related parties)	70,919	-
Other payables	3,698	11,716
Deferred revenue	5,000	-
Note payable	1,016,185	900,000
Note payable - related party	1,910,349	-
Total current liabilities	3,219,305	997,014

Note payable - related party	-	1,682,849

Total liabilities	3,219,305	2,679,863

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
16,631,000 and 16,631,000 shares issued and outstanding
as of March 31, 2016 and September 30, 2015, respectively	1,663	1,663
Additional paid in capital	5,110,296	5,007,497
Accumulated deficit	(4,379,624)	(3,694,167)
Total stockholders' equity	732,335	1,314,993

Total liabilities and stockholders' equity	$3,951,640	$3,994,856

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICANN, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Revenues:
Consulting fees	$15,000	$50,000	$30,000	$80,000
Total revenues	15,000	50,000	30,000	80,000

Operating expenses:
Advertising and marketing	250	3,200	2,348	6,075
Professional fees	134,751	190,727	353,080	273,466
General and administrative expenses	162,400	273,948	337,545	495,680
Provision for doubtful accounts	3,289	-	6,614	-
Total operating expenses	300,690	467,875	699,587	775,221

Loss from operations	(285,690)	(417,875)	(669,587)	(695,221)

Other income (expense):
Interest income	45,492	54,595	93,787	99,801
Interest expense	(32,249)	(3,111)	(64,205)	(3,111)
Interest expense - related party	(23,594)	(11,199)	(45,452)	(21,061)
Total other income (expense)	(10,351)	40,285	(15,870)	75,629

Net loss	$(296,041)	$(377,590)	$(685,457)	$(619,592)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted average common shares outstanding	16,631,000	16,603,222	16,631,000	16,591,989

See accompanying notes to unaudited condensed financial statements.

AMERICANN, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(685,457)	$(619,592)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	7,478	502
Provision for doubtful accounts	6,614
Stock based compensation and option expense	102,799	272,306
Changes in operating assets and liabilties:
Interest receivable	1,951	(16,386)
Amounts due from WGP	(64,371)	11,259
Prepaid expenses	25,022	(20,000)
Accounts payable and accrued expenses	127,856	41,055
Related party payables	-	(10,857)
Interest payable	25,467	3,033
Interest payable - related party	45,452	3,377
Other payables	(8,018)	6,422
Deferred revenue	5,000	(11,740)
Net cash flows used in operations	(410,207)	(340,621)

Cash flows from investing activities:
Purchase of fixed assets	(4,327)	(25,000)
Deposit on land	(250,000)	(100,000)
Payments received on note receivable - 4900 Jackson LLC	184,234	35,000
Advances made on note receivable	-	(937,341)
Net cash flows used in investing activities	(70,093)	(1,027,341)

Cash flows from financing activities:
Proceeds from note payable	116,185	611,006
Proceeds from note payable - related party	227,500	790,000
Payments on note payable - related party	-	(207,000)
Net cash flows provided by financing activities	343,685	1,194,006

Net decrease in cash and cash equivalents	(136,615)	(173,956)

Cash and cash equivalents at beginning of period	201,353	173,956

Cash and cash equivalents at end of period	$64,738	$-

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$15,932	$17,684

Cash paid for income taxes	$-	$-

Expenses paid on behalf of Company	$-	$37,720

Deposit used for loan advances	$-	$100,000

Deferred financing costs	$-	$27,772

Accrued liabilities paid directly to lender	$-	$11,222

Shares issued for prepaid services	$-	$50,000

See accompanying notes to unaudited condensed financial statements.

AMERICANN, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

AmeriCann, Inc. ("the Company", “we”, “our” or "the Issuer") was organized under the laws of the State of Delaware on June 25, 2010.

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

Basis of Presentation

The (a) condensed balance sheet as of September 30, 2015, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of and for the three and six months ended March 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on January 13, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the Form 10-K have been omitted.

Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on net loss.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce complexity in accounting standards involving several aspects of the accounting for employee share-based payment transactions, including (1) the income tax consequences,  (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The amendments will be effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted.  Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method, amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively, and amendments related to the presentation of excess tax benefits on the statement of cash flows can be applied using either a prospective transition method or a retrospective transition method. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of these amendments on its financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties.  The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09. The Company is currently evaluating the impact of these amendments on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases: (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases.  The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the balance sheet.   The accounting applied by a lessor is largely unchanged from that applied under previous GAAP.  The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP.  The Company is currently evaluating the impact of these amendments on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. As amended by the FASB in July 2015, the standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,379,624 and $3,694,167 at March 31, 2016 and September 30, 2015, respectively, and had a net loss of $685,457 for the six months ended March 31, 2016. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. Further, the amount due from WGP of $1,185,641 (before an allowance of $463,084) may not be collectible and the agreement for the sale of land for $2,500,000 has been terminated.

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

NOTE 3. NOTES RECEIVABLE

4900 Jackson, LLC (Previously Nature’s Own). On June 23, 2014 the Company entered into a secured financing and consulting agreement with Nature's Own Wellness Center, Inc. ("Nature's Own"). Financing was provided in a series of tranches for the renovation of a 15,000 square foot warehouse into a cannabis growing and processing facility. The total amount of financing was $1,000,000, and accrued interest at 18% per annum. Monthly interest only payments were $15,000 due July 1 through December 1, 2014.  Monthly principal and interest payments of approximately $50,000 began on December 1, 2014 through maturity. The note receivable was collateralized by substantially all of the assets of Nature's Own and was personally guaranteed by one of the majority owners of Nature's Own.  Under the consulting agreement, the Company was to provide consulting services in exchange for fees of $10,000 per month through maturity.

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

At March 31, 2016 and September 30, 2015, the balance of the note receivable was $402,071 and $586,305, respectively. Interest income was $13,481 and $43,234 for the three months ended March 31, 2016 and 2015, respectively; and $29,414 and $88,440 for the six months ended March 31, 2016 and 2015, respectively.  Consulting fees earned were $15,000 and $50,000 for the three months ended March 31, 2016 and 2015, respectively; and $30,000 and $80,000 for the six months ended March 31, 2016 and 2015, respectively.

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

●
We were to provide working capital advances up to a maximum borrowing amount of $2,772,724, with such advances accruing interest at a rate of 18% per annum.  No principal or interest payments were due until WGP had cash on hand of $250,000, but in any event all principal and interest is due December 31, 2017.  As of March 31, 2016, advances of $673,294 had been made.

●
We were to receive consulting fees of $20,000 per month, with such unpaid amounts accruing interest at a rate of 18% per annum beginning on March 1, 2015 through the term of the 12 year lease.  In fiscal 2015, $40,000 had been earned and recognized. There are no similar revenues for fiscal 2016.

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

Included in Amounts due from WGP in our balance sheet at March 31, 2016 are working capital advances of $673,294, accrued consulting fees of $40,000, construction advances of $332,357 and accrued interest of $139,990 for a total of $1,185,641.  In addition, an allowance for doubtful accounts of $463,084 has been recognized.

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

Interest income associated with the $673,294 advanced to WGP was $30,215 and $11,690 for the three months ended March 31, 2016 and 2015, respectively; and $60,762 and $11,690 for the six months ended March 31, 2016 and 2015, respectively.

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

As indicated in Note 4, on September 15, 2015 the potential buyer loaned the Company $900,000. The loan bears interest at 12% per year and was due and payable on March 16, 2016. The Company used $650,000 of the proceeds to repay the existing loan that was secured by the property.  At March 31, 2016, accrued interest on this note payable was $25,000.  As of March 31, 2016, the Company was in default on the loan.  On April 6, 2016, the loan was modified as follows:

●	The principal balance of the loan was increased to $990,000;
●	The interest rate was increased to 18% per year; and
●	The maturity date of the loan was extended to March 15, 2017.

As this modification was incurred subsequent to March 31, 2016, the financial statements included herein do not reflect the financial impacts of this debt modification.

We may repay the loan at any time without penalty. The loan is secured by a first lien on the five-acre parcel of land in Denver.

On February 1, 2016, the Company entered into an agreement with an unrelated party which provides the Company with borrowing capacity of $200,000.  As of March 31, 2016, we had borrowed $116,185 against this credit line.  The loan bears interest at 8% per year, and all unpaid principal and interest is due on December 31, 2016.  The Company may repay the loan at any time without penalty.  As of March 31, 2016, accrued interest on this loan was $467.

NOTE 6. RELATED PARTY TRANSACTIONS AND RELATED PARTY NOTES PAYABLE

At March 31, 2016, we had an outstanding note payable of $1,910,349 to Strategic Capital Partners, an entity controlled by our Chief Financial Officer. Under the note payable, as amended, outstanding amounts accrue interest at 5% per year payable on March 31st and September 30th, with all outstanding principal and interest due on December 31, 2016, and can be repaid at any time prior to maturity. Interest expense was $23,594 and $11,199 for the three months ended March 31, 2016 and 2015, respectively; and $45,452 and $21,061 for the six months ended March 31, 2016 and 2015, respectively.  Interest payable – related party of $45,452 and $0 was included in the accompanying balance sheets at March 31, 2016 and September 30, 2015, respectively. In September 2015, the Company agreed to include $49,849 of accrued and unpaid interest in the principal balance of the loan. During the six months ended March 31, 2016 the Company received advances of $227,500 and no payments were made.

NOTE 7. LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Net loss attributable to common stockholders	$(296,041)	$(377,590)	$(685,457)	$(619,592)

Basic weighted average outstanding shares of common stock	16,631,000	16,603,222	16,631,000	16,591,989
Dilutive effects of common share equivalents	-	-	-	-
Dilutive weighted average outstanding shares of common stock	16,631,000	16,603,222	16,631,000	16,591,989

Basic and diluted net loss per share of common stock	$(0.02)	$(0.02)	$(0.04)	$(0.04)

The Company has excluded 1,205,000 of stock options from the computation of diluted net loss per share because the effects are anti-dilutive.

NOTE 8.  INCOME TAXES

The Company did not record any income tax expense or benefit for the three or six months ended March 31, 2016. The Company increased its valuation allowance and reduced its net deferred tax assets to zero. The Company's assessment of the realization of its deferred tax assets has not changed, and as a result the Company continues to maintain a full valuation allowance for its net deferred assets as of March 31, 2016.

As of March 31, 2016, the Company did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2015.

NOTE 9. STOCK BASED COMPENSATION

Restricted Stock Awards.  The Company uses restricted stock awards to compensate certain key executives and other individuals.  At March 31, 2016, the Company had 300,000 of outstanding unvested restricted stock awards which vest on March 20, 2017.  Stock-based compensation expense associated with restricted stock awards was $46,813 and $102,989 for the three months ended March 31, 2016 and 2015, respectively, and $93,626 and $205,976 for the six months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016, unrecognized stock-based compensation associated with restricted stock awards totaled $74,900, which is to be recognized over a weighted average period of 0.5 years.

Stock Options. Stock option activity as of and for the six months ended March 31, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding at September 30, 2015	1,205,000	$8.70
Granted	-	$-
Cancelled	-	$-
Exercised	-	$-
Outstanding as of March 31, 2016	1,205,000	$8.70	1.9	$-

Vested and expected to vest at after March 31, 2016	1,205,000	$8.70	1.9	$-

Exercisable at March 31, 2016	1,205,000	$8.70	1.9	$-

Stock-based compensation associated with stock options totaled $4,264 and $39,867 for the three months ended March 31, 2016 and 2015, respectively, and $9,173 and $49,662 for the six months ended March 31, 2016 and 2015, respectively.  At March 31, 2016, there is no remaining unrecognized stock-based compensation associated with stock options.

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

The Company paid the seller a $100,000 deposit upon the signing of the agreement which will be applied toward the purchase price of $4,000,000 at the closing or returned at the option of the Company. On August 27, 2015, after addressing the site considerations, the agreement was amended to extend the closing date to October 30, 2015 to provide additional time for permitting. In connection with the amendment, the Company paid the seller an additional $100,000 which will be applied to the purchase price.

On October 23, 2015, the Company extended the closing date to December 29, 2015 with a payment to the seller of $100,000.  The $100,000 paid to the seller will be applied to the purchase price of the property if the closing takes place.

On December 8, 2015, The Town of Freetown Planning Board unanimously approved the Company’s site plan application for the MMCC.  The site plan application requested 977,000 square feet of infrastructure for medical marijuana cultivation, processing, testing and associated administration in Freetown's Industrial Park.  On March 24, 2016, the Department of Public Health (the “DPH”) for the Commonwealth of Massachusetts approved the Company’s consulting and development agreements relating to the MMCC.  Although the DPH has approved these agreements, the actual lease agreement with the first tenant for the MMCC has not been finalized or approved by the DPH.

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

On February 29, 2016, the Company and the seller amended the agreement to extend the closing date. As consideration for the extension of the closing date, the Company agreed to increase the purchase price for the property to $4,150,000 and paid the seller $50,000, which will be applied to the purchase price if the closing occurs.

On March 31, 2016, the Company and the seller amended the agreement to extend the closing date to May 16, 2016. On April 1, 2016, as consideration for the extension of the closing date, the Company paid the seller $75,000, which will be applied to the purchase price if the closing occurs.

The Company has paid $525,000 that will be applied to the purchase price if the closing occurs.

Operating Leases. The Company leases its office space located at 3200 Brighton Boulevard, Denver, Colorado for $2,870 per month under a month-to-month lease.

The Company leases an automobile under an operating lease commencing October 4, 2014 for 39 months at $611 per month. At March 31, 2016, the future rental payments required under this lease are $3,668 for the remainder of fiscal 2016, $7,332 for fiscal 2017 and $1,834 for fiscal 2018.

Except as described above, the Company has no other non-cancelable lease commitments.

NOTE 11. SUBSEQUENT EVENTS

On April 7, 2016, we signed agreements with Coastal Compassion Inc. (“CCI”).  CCI is one of a limited number of non-profit organizations that has received a provisional or final registration to cultivate, process and sell medical cannabis by the Massachusetts   Department of Public Health.  CCI has agreed to become the initial tenant in our planned MMCC.  Tim Keogh, our Chief Executive Officer, is a Board Member of CCI.

Pursuant to the agreements, we agreed to provide CCI with financing of up to $2.5 million for a five-year term at 18% interest per year for construction and working capital required for CCI’s approved dispensary and cultivation center in Fairhaven, MA.  For a three- year period beginning April 1, 2016, we have agreed to consult with CCI in the design, construction and operation of the Fairhaven facility.  CCI will pay us $10,000 each month for these consulting services.  Although the DPH has approved our agreement with CCI relating to the development and lease terms of the MMCC, the actual lease agreement with CCI has not been finalized or approved by the DPH.  We will need to secure significant capital to provide the financing to CCI.

On April 12, 2016, we signed agreements with AQUSCAN Delaware Corp. (“AQUSCAN”).  AQUSCAN is one of eleven applicants for a vertically-integrated license to cultivate, process and sell medical cannabis in Delaware.  The Delaware Division of Public Health is scheduled announce the application results in August of 2016 and award licenses for up to two new Registered Compassion Centers (“RCC”).  AQUSCAN has agreed to become the sole tenant in our planned Delaware Medical Cannabis Center (“DMCC”) if a RCC license is awarded.  We will build and own the facility.

The DMCC project is designed on 10 acres of unimproved land located in Garrison Oak Technology Park in Dover, DE.  We have signed a Purchase and Sale Agreement for the property with the City of Dover that is contingent upon the award of a license.

In addition to building a state-of-the-art cultivation facility at the DMCC, we will purchase and renovate an existing 3,200 square foot building located in Dover as a secure, medical cannabis dispensary.

Additionally, we may provide AQUSCAN with financing of up to $750,000 for a five-year term at 18% interest per year for working capital associated with establishing and maintaining the RCC.

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

RECENT DEVELOPMENTS

Monaco Street Property.  See Note 5 to the financial statements included as part of this report for information concerning the modification of the loan secured by our property in Denver, Colorado.

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

●
We were to receive consulting fees of $20,000 per month, with such unpaid amounts accruing interest at a rate of 18% per annum beginning on March 1, 2015 through the term of the 12 year lease.  In fiscal 2015, $40,000 was earned and recognized.  There are no similar revenues for fiscal 2016.

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

Included in Amounts due from WGP in our balance sheet at March 31, 2016 are working capital advances of $673,294, accrued consulting fees of $40,000, construction advances of $332,357 and accrued interest of $139,990 for a total of $1,185,641.

We have a formal security agreement covering $600,000 of the advances made to WGP (and related interest), whereby the indebtedness is secured by all real and personal property of WGP.  We believe all other amounts owed by WGP are due and payable and that additional security interests are implied in the agreements.  However, given the current dispute with WGP, we have established a provision for all amounts owed by WGP (including related interest) that are not covered by a formal security agreement.  As of March 31, 2016, the allowance for doubtful accounts was $463,084. This provision is reflected as a separate component of operating expense within our accompanying statement of operations.

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

On December 8, 2015, The Town of Freetown Planning Board unanimously approved our site plan application for the MMCC.  The site plan application requested 977,000 square feet of infrastructure for medical marijuana cultivation, processing, testing and associated administration in Freetown's Industrial Park.  On March 24, 2016, the Department of Public Health (the “DPH”) for the Commonwealth of Massachusetts approved our consulting and development agreements relating to the MMCC. Although the DPH has approved these agreements, the actual lease agreement with Coastal Compassion, Inc., the first tenant for the MMCC, has not been finalized or approved by the DPH.  We will need to secure significant capital to acquire the property and to develop the first phase of the MMCC.

On December 22, 2015, we and the seller amended the agreement to extend the closing date to the earlier of 5 business days following our receipt of the DPH Approval, or February 29, 2016. As consideration for the extension of the closing date, we agreed to increase the purchase price for the property to $4,100,000 and paid the seller a non-refundable fee of $100,000 which will be applied to the purchase price if the closing occurs. On February 29, 2016, the Company and the seller amended the agreement to extend the closing date. As consideration for the extension of the closing date, the Company agreed to increase the purchase price for the property to $4,150,000 and paid the seller $50,000, which will be applied to the purchase price if the closing occurs.

On February 29, 2016, the Company and the seller amended the agreement to extend the closing date. As consideration for the extension of the closing date, the Company agreed to increase the purchase price for the property to $4,150,000 and paid the seller $50,000, which will be applied to the purchase price if the closing occurs.

On March 31, 2016, the Company and the seller amended the agreement to extend the closing date to May 16, 2016. On April 1, 2016, as consideration for the extension of the closing date, the Company paid the seller $75,000, which will be applied to the purchase price if the closing occurs.

The Company has paid $525,000 that will be applied to the purchase price if the closing occurs.

AGREEMENTS WITH COASTAL COMPASSION

On April 7, 2016, we signed agreements with Coastal Compassion Inc. (“CCI”).  CCI is one of a limited number of non-profit organizations that has received a provisional or final registration to cultivate, process and sell medical cannabis by the Massachusetts   Department of Public Health.  CCI has agreed to become the initial tenant in our planned MMCC.  Tim Keogh, our Chief Executive Officer, is a Board Member of CCI.

Pursuant to the agreements, we agreed to provide CCI with financing of up to $2.5 million for a five-year term at 18% interest per year for construction and working capital required for CCI’s approved dispensary and cultivation center in Fairhaven, MA.  For a three- year period beginning April 1, 2016, we have agreed to consult with CCI in the design, construction and operation of the Fairhaven facility.  CCI will pay us $10,000 each month for these consulting services.  Although the DPH has approved our agreement with CCI relating to the development and lease terms of the MMCC, the actual lease agreement with CCI has not been finalized or approved by the DPH.  We will need to secure significant capital to provide the financing to CCI.

AGREEMENTS WITH AQUSCAN

On April 12, 2016, we signed agreements with AQUSCAN Delaware Corp. (“AQUSCAN”).  AQUSCAN is one of eleven applicants for a vertically-integrated license to cultivate, process and sell medical cannabis in Delaware.  The Delaware Division of Public Health is scheduled announce the application results in August of 2016 and award licenses for up to two new Registered Compassion Centers (“RCC”).  AQUSCAN has agreed to become the sole tenant in our planned Delaware Medical Cannabis Center (“DMCC”) if a RCC license is awarded.  We will build and own the facility.

The DMCC project is designed on 10 acres of unimproved land located in Garrison Oak Technology Park in Dover, DE.  We have signed a Purchase and Sale Agreement for the property with the City of Dover that is contingent upon the award of a license.

In addition to building a state-of-the-art cultivation facility at the DMCC, we will purchase and renovate an existing 3,200 square foot building located in Dover as a secure, medical cannabis dispensary.

Additionally, we may provide AQUSCAN with financing of up to $750,000 for a five-year term at 18% interest per year for working capital associated with establishing and maintaining the RCC.

SIGNIFICANT ACCOUNTING POLICIES

There were no changes in our significant accounting policies and estimates during the six months ended March 31, 2016 from those set forth in our Annual Report on Form 10-K for the year ended September 30, 2015 filed on January 13, 2016.

RESULTS OF OPERATIONS

Total Revenues

During the three and six months ended March 31, 2016 we generated $15,000 and $30,000 in revenue, respectively.  For the three and six months ended March 31, 2015, we generated $50,000 and $80,000 in revenue, respectively.  The reduction in revenues reflects our amendment to reduce our consulting fees for 4900 Jackson, LLC (and its predecessor) from $10,000 per month to $5,000 per month.

Advertising and Marketing Expenses

Advertising and marketing expenses were approximately $250 and $2,300 for the three and six months ended March 31, 2016, respectively, as compared to approximately $3,000 and $6,000 for the three and six months ended March 31, 2015, respectively. The decrease is commensurate with the decrease in consulting revenues.

Professional Fees

Professional fees were approximately $135,000 and $353,000 for the three and six months ended March 31, 2016, respectively, as compared to approximately $191,000 and $274,000 for the three and six months ended March 31, 2015, respectively.  The decrease in professional fees for the three months ended March 31, 2016, is attributable primarily to the decrease in legal expenses associated with our operations..  The increase in professional fees for the six months ended March 31, 2016, is primarily due to the planning, design, and permitting costs associated with the Massachusetts Medical Cannabis Center.

General and Administrative Expenses

General and administrative expenses were approximately $162,000 and $338,000 for the three and six months ended March 31, 2016, respectively, as compared to approximately $274,000 and $496,000 for the three and six months ended March 31, 2015, respectively.  The decrease is attributable primarily to a decrease in stock based compensation and option expense as many of our stock-based awards were granted in 2014 and were subject to short vesting periods.  This decrease is partially offset by and other general and administrative expenses as we continue to develop our business and expand our operations.

Interest Income

Interest income was approximately $45,000 and $94,000 for the three and six months ended March 31, 2016, respectively, as compared to approximately $55,000 and $100,000 for the three and six months ended March 31, 2015, respectively.  The decrease is attributable to decreases in amounts owed from our clients.

Interest Expense

Interest expense was approximately $56,000 and $110,000 for the three and six months ended March 31, 2016, respectively, as compared to approximately $14,000 and $24,000 for the three and six months ended March 31, 2015, respectively.  The increase is attributable to the financing of our recent investing and operating activities primarily with debt.

Net Operating Loss

We had a net loss of approximately $(296,000) and $(685,000) for the three and six months ended March 31, 2016, respectively, as compared to a net loss of approximately $(378,000) and $(620,000) for the three and six months ended March 31, 2015, respectively.  The decrease in net loss is attributable to changes in revenues, operating expenses and interest income and expense, each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of March 31, 2016, we had borrowed $1,910,349 from Strategic Capital Partners, LLC, a Company controlled by Benjamin J. Barton, one of our officers and directors. The loan is unsecured and bears interest at 5% per year. Interest is payable on March 31 and September 30 of each year. The loan, plus all unpaid principal and interest, is due on December 31, 2016.

As of March 31, 2016, we had borrowed $900,000 from a third party. The loan bears interest at 12% and was due March 15, 2016.  As of March 31, 2016, the Company was in default on the loan.  On April 6, 2016, the loan was modified as discussed in Note 5 and Note 11 of the Notes to our Condensed Financial Statements.

On February 1, 2016, we entered into an agreement with an unrelated third party which provides us with borrowing capacity of $200,000.  As of March 31, 2016, we had borrowed $116,185 against this credit line.  The loan bears interest at 8% per year, and all unpaid principal and interest is due on December 31, 2016.  We may repay the loan at any time without penalty.  As of March 31, 2016, accrued interest on this loan was $467.

Analysis of Cash Flows

During the six months ended March 31, 2016, our net cash flows used in operations were approximately $410,000 as compared to net cash flows used in operations of approximately $341,000 for the six months ended March 31, 2015.  This was primarily due to an increase in our net loss and a reduction in stock based compensation during the six months ended March 31, 2016.

Cash flows used in investing activities were approximately $70,000 for the six months ended March 31, 2016, consisting of a $250,000 deposit on land and minor purchases of fixed assets, offset by approximately $184,000 of payments received from notes receivable. Cash flows used in investing activities were approximately $1,027,000 for the six months ended March 31, 2015, consisting of advances made on notes receivables.

Cash flows provided by financing activities were $344,000 for the six months ended March 31, 2016, consisting of proceeds from notes payable and notes payable - related parties.  Cash flows provided by financing activities were approximately $1,200,000 for the six months ended March 31, 2015, consisting of proceeds from notes payable, partially offset by payments on notes payable.

We do not have any firm commitments from any person to provide us with any capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2016, we did not have any off balance sheet arrangements.

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICANN, INC.

Dated: May 10, 2016	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer