Form 10-Q
period 2016-06-30
AmeriCann, Inc.
filed 2016-08-12
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☑

As of July 30, 2016, the registrant had 16,631,000 shares of common stock outstanding.

AMERICANN, INC.

FORM 10-Q

TABLE OF CONTENTS

			PAGE NO.
PART I	FINANCIAL INFORMATION

	Item 1.	Unaudited Financial Statements:
		Condensed Balance Sheets as of June 30, 2016 and September 30, 2015	1
		Condensed Statements of Operations for the Three and Nine Months Ended June 30, 2016 and 2015	2
		Condensed Statements of Cash Flows for the Nine Months Ended June 30, 2016 and 2015	3
		Notes to Unaudited Condensed Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION

	Item 6.	Exhibits	16

	SIGNATURES		17

PART I:  FINANCIAL INFORMATION

ITEM 1.      UNAUDITED FINANCIAL STATEMENTS

AMERICANN, INC.

CONDENSED BALANCE SHEETS

	June 30, 2016 (unaudited)	September 30, 2015

Assets
Current Assets:
Cash and cash equivalents	$6,922	$201,353
Interest receivable	3,423	5,975
Prepaid expenses	11,728	35,758
Land held for resale	-	2,250,809
Note receivable	335,904	-
Total current assets	357,977	2,493,895

Land held for resale	2,250,809	-
Furniture and equipment (net of depreciation of $2,300 and $1,458)	9,885	6,399
Notes and other receivables (net of allowance of $466,374 and $456,470)	751,279	1,251,105
Note receivable - related party	55,630	-
Website development costs (net of amortization of $11,528 and $1,153)	29,972	40,347
Deposits on land	725,000	200,000
Security deposit	3,110	3,110
Total assets	$4,183,662	$3,994,856

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$281,165	$85,298
Interest payable (including $69,266 and $0 to related parties)	76,232	-
Other payables	9,937	11,716
Notes payable	1,511,297	900,000
Note payable - related party	1,910,349	-
Total current liabilities	3,788,980	997,014

Note payable - related party	-	1,682,849

Total liabilities	3,788,980	2,679,863

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 16,631,000 and 16,631,000 shares issued and outstanding as of June 30, 2016 and September 30, 2015, respectively	1,663	1,663
Additional paid in capital	5,129,021	5,007,497
Accumulated deficit	(4,736,002)	(3,694,167)
Total stockholders' equity	394,682	1,314,993

Total liabilities and stockholders' equity	$4,183,662	$3,994,856

See accompanying notes to unaudited condensed financial statements.

AMERICANN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Revenues:
Consulting fees	$45,000	$45,000	$75,000	$125,000
Total revenues	45,000	45,000	75,000	125,000

Operating expenses:
Advertising and marketing	14,990	4,954	17,338	11,029
Professional fees	140,369	191,002	493,449	464,469
General and administrative expenses	124,571	163,674	462,116	659,352
Provision for doubtful accounts	3,290	-	9,904	-
Total operating expenses	283,220	359,630	982,807	1,134,850

Loss from operations	(238,220)	(314,630)	(907,807)	(1,009,850)

Other income (expense):
Interest income	44,482	61,629	138,269	161,430
Interest expense	(48,826)	(38,574)	(113,031)	(41,607)
Loss on extinguishment of debt	(90,000)	-	(90,000)	-
Interest expense - related party	(23,814)	(21,656)	(69,266)	(42,717)
Total other income (expense)	(118,158)	1,399	(134,028)	77,106

Net loss	$(356,378)	$(313,231)	$(1,041,835)	$(932,744)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Weighted average common shares outstanding	16,631,000	16,631,000	16,631,000	16,619,645

See accompanying notes to unaudited condensed financial statements.

AMERICANN, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(1,041,835)	$(932,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,217	45,196
Provision for doubtful accounts	9,904	-
Stock based compensation and option expense	121,524	301,223
Loss on extinguishment of debt	90,000	-
Expenses paid on behalf of the company	-	37,720
Changes in operating assets and liabilties:
Interest receivable	(93,831)	(6,559)
Prepaid expenses	24,030	(5,000)
Accounts payable and accrued expenses	195,867	16,629
Related party payables	-	(54,077)
Interest payable	30,780	7,689
Interest payable - related party	45,452	25,033
Other payables	(1,779)	4,112
Deferred revenue	-	(11,740)
Net cash flows used in operations	(608,671)	(572,518)

Cash flows from investing activities:
Purchase of fixed assets	(4,328)	-
Capitalization of website development costs	-	(41,500)
Deposit on land	(525,000)	(100,000)
Payments received on notes receivable	250,401	335,000
Advances made on notes receivable - related party	(55,630)	(987,556)
Net cash flows used in investing activities	(334,557)	(794,056)

Cash flows from financing activities:
Proceeds from note payable	521,297	611,006
Proceeds from note payable - related party	227,500	890,000
Payments on note payable - related party	-	(207,000)
Net cash flows provided by financing activities	748,797	1,294,006

Net decrease in cash and cash equivalents	(194,431)	(72,568)

Cash and cash equivalents at beginning of period	201,353	173,956

Cash and cash equivalents at end of period	$6,922	$101,388

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$57,431	$36,357

Cash paid for income taxes	$-	$-

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

Basis of Presentation

The (a) condensed balance sheet as of September 30, 2015, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of and for the three and nine months ended June 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on January 13, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2015 as reported in the Form 10-K have been omitted.

Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on net loss.

Recent Accounting Pronouncements

In May 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed below). The Company is currently evaluating the impact of these amendments on its financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify the following two aspects of Topic 606: 1) identifying performance obligations, and 2) the licensing implementation guidance. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed below). The Company is currently evaluating the impact of these amendments on its financial statements.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed below). The Company is currently evaluating the impact of these amendments on its financial statements.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,376,002 and $3,694,167 at June 30, 2016 and September 30, 2015, respectively, and had a net loss of $1,041,835 for the nine months ended June 30, 2016. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. Further, the amount due from WGP of $1,217,653 (before an allowance of $466,374) may not be collectible and the agreement for the sale of land for $2,500,000 has been terminated.

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

NOTE 3. NOTES AND OTHER RECEIVABLES

Notes and Other Receivables as of June 30, 2016 and September 30, 2015, consisted of the following:

	June 30, 2016	September 30, 2015

Note receivable from 4900 Jackson, LLC, a licensed dispensary, interest rate of 12.0%; monthly principal and interest payments of $50,000, with a balloon payment of $182,531 due on May 1, 2017; collateralized by the borrower's assets.	$335,904	$586,305

Notes and other receivables from WGP, a licensed medical marijuana cultivator; $673,294 note secured by real and personal property of the borrower, interest rate of 18.0%; accrued consulting fees of $40,000, construction advances of $332,357 and accrued interest of $172,002. Net of reserves of $466,374 and $456,470. All amounts are due and payable immediately.	751,279	664,800

Related party note receivable from CCI, a non-profit corporation, financing of up to $2.5 million through April 2021, interest rate of 18.0%; monthly principal and interest payments commencing the sixth month after the borrower begins to generate sales; unsecured.	55,630	-
	1,142,813	1,251,105
Less: Current portion	335,904	-
	$806,909	$1,251,105

The notes and other receivables from WGP are classified as long term due to ongoing disputes between the Company and WGP.

NOTE 4.  NOTES PAYABLE

On March 21, 2015, the Company closed on a $650,000 loan from a third party. The loan was due September 21, 2015 and was secured by the land held for sale the Company owns at 4200 Monaco Street, Denver, Colorado. The annual interest rate for the loan was 14%. The loan was due on September 21, 2015. Interest expense was $80,623 and $0 for the years ended September 30, 2015 and 2014, respectively. As part of the financing the Company incurred $27,772 of deferred financing costs that were recognized as interest expense in 2015. This note was repaid as described below.

On September 15, 2015, an unrelated third party loaned the Company $900,000. The loan bears interest at 12% per year and was due and payable on March 16, 2016. The Company used $650,000 of the proceeds to repay the existing loan that was secured by the property. On April 6, 2016, the loan was modified as follows:

●	The principal balance of the loan was increased to $990,000;
●	The interest rate was increased to 18% per year; and
●	The maturity date of the loan was extended to March 15, 2017.

The Company considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification was an extinguishment and therefore, recognized a loss on the extinguishment of the original debt of $90,000 in the three and nine months ended June 30, 2016. The Company may repay the loan at any time without penalty. The loan is secured by a first lien on the five-acre parcel of land in Denver. At June 30, 2016, accrued interest on this note payable was $0.

On February 1, 2016, the Company entered into an agreement with an unrelated party which provided the Company with borrowing capacity of $200,000. On May 1, 2016, the agreement was amended to increase the borrowing capacity to $1,000,000. As of June 30, 2016, the Company had borrowed $521,297 against this credit line. The loan bears interest at 8% per year, and all unpaid principal and interest is due on December 31, 2016. The Company may repay the loan at any time without penalty. As of June 30, 2016, accrued interest on this loan was $6,965. This loan was assumed by Strategic Capital Partners (“SCP”) in July 2016. See Notes 5 and 10 for additional details.

NOTE 5. RELATED PARTY TRANSACTIONS

Strategic Capital Partners. At June 30, 2016, we had an outstanding note payable of $1,910,349 to SCP, an entity controlled by our Chief Financial Officer. Under the note payable, as amended, outstanding amounts accrue interest at 5% per year payable on March 31st and September 30th, with all outstanding principal and interest due on December 31, 2016, and can be repaid at any time prior to maturity. Interest expense was $23,814 and $21,656 for the three months ended June 30, 2016 and 2015, respectively; and $69,266 and $42,717 for the nine months ended June 30, 2016 and 2015, respectively. Interest payable – related party of $69,266 and $0 was included in the accompanying balance sheets at June 30, 2016 and September 30, 2015, respectively. In September 2015, the Company agreed to include $49,849 of accrued and unpaid interest in the principal balance of the loan. During the nine months ended June 30, 2016, the Company received advances of $227,500 and no payments were made.

In July 2016, SCP assumed, and then restructured, the $521,297 loan referred to in Note 4. See Note 10 for more information.

Coastal Compassion. On April 7, 2016, we signed agreements with Coastal Compassion Inc. (“CCI”). CCI is one of a limited number of non-profit organizations that has received a provisional or final registration to cultivate, process and sell medical cannabis by the Massachusetts Department of Public Health. CCI has agreed to become the initial tenant in our planned MMCC. Tim Keogh, our Chief Executive Officer, is a Board Member of CCI.

Pursuant to the agreements, we agreed to provide CCI with financing of up to $2.5 million for a five-year term at 18% interest per year for construction and working capital required for CCI’s approved dispensary and cultivation center in Fairhaven, MA. For a three- year period beginning April 1, 2016, we agreed to consult with CCI in the design, construction and operation of the Fairhaven facility. CCI will pay us $10,000 each month for these consulting services. Although the DPH has approved our agreement with CCI relating to the development and lease terms of the MMCC, the actual lease agreement with CCI has not been finalized or approved by the DPH. We will need to secure significant capital to provide the financing to CCI.

As of June 30, 2016, we have provided financing to CCI of $55,630, which includes construction and working capital advances of $54,191, and accrued interest of $1,439.

NOTE 6. LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net loss attributable to common stockholders	$(356,378)	$(313,231)	$(1,041,835)	$(932,744)

Basic weighted average outstanding shares of common stock	16,631,000	16,631,000	16,631,000	16,619,645
Dilutive effects of common share equivalents	-	-	-	-
Dilutive weighted average outstanding shares of common stock	16,631,000	16,631,000	16,631,000	16,619,645

Basic and diluted net loss per share of common stock	$(0.02)	$(0.02)	$(0.06)	$(0.06)

The Company has excluded 1,205,000 of stock options from the computation of diluted net loss per share since the effects are anti-dilutive.

NOTE 7. INCOME TAXES

The Company did not record any income tax expense or benefit for the three or nine months ended June 30, 2016. The Company increased its valuation allowance and reduced its net deferred tax assets to zero. The Company's assessment of the realization of its deferred tax assets has not changed, and as a result the Company continues to maintain a full valuation allowance for its net deferred assets as of June 30, 2016.

As of June 30, 2016, the Company did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2015.

NOTE 8. STOCK BASED COMPENSATION

Restricted Stock Awards. The Company uses restricted stock awards to compensate certain key executives and other individuals. At June 30, 2016, the Company had 300,000 of outstanding unvested restricted stock awards which vest on March 20, 2017. Stock-based compensation expense associated with restricted stock awards was $18,725 and $46,813 for the three months ended June 30, 2016 and 2015, respectively, and $112,351 and $252,789 for the nine months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, unrecognized stock-based compensation associated with restricted stock awards totaled $56,175, which is to be recognized over a weighted average period of 0.4 years.

Stock Options. Stock option activity as of and for the nine months ended June 30, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding at September 30, 2015	1,205,000	$8.70
Granted	-	$-
Cancelled	-	$-
Exercised	-	$-
Outstanding as of June 30, 2016	1,205,000	$8.70	1.7	$-

Vested and expected to vest at June 30, 2016	1,205,000	$8.70	1.7	$-

Exercisable at June 30, 2016	1,205,000	$8.70	1.7	$-

Stock-based compensation expense (benefit) associated with stock options totaled $0 and $(1,229) for the three months ended June 30, 2016 and 2015, respectively, and $9,173 and $48,434 for the nine months ended June 30, 2016 and 2015, respectively. At June 30, 2016, there is no remaining unrecognized stock-based compensation associated with stock options.

NOTE 9.  COMMITMENTS AND CONTIGENCIES

Massachusetts Land Purchase.  On January 14, 2015, the Company entered into an agreement to purchase a 52.6 acre parcel of undeveloped land in Freetown, Massachusetts. The property is located approximately 47 miles southeast of Boston. The Company plans to develop the property as the Massachusetts Medical Cannabis Center ("MMCC"). Plans for the MMCC may include the construction of sustainable greenhouse cultivation and processing facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program. Additional plans for the MMCC may include a testing laboratory, a research facility, a training center, an infused product production facility and corporate offices. The Company paid the seller a $100,000 deposit upon the signing of the agreement which will be applied toward the purchase price at the closing.

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

Between August 2015 and June 2016, there were several amendments to the land purchase agreement to extend the closing date. As consideration for the extensions, the Company agreed to increase the purchase price and paid the seller $625,000, which will be applied to the purchase price of the land if and when the Company closes on this transaction. On July 14, 2016, the Company, at its election, extended the closing date to August 14, 2016. As consideration for the extension of the closing date, the Company agreed to increase the purchase price for the property to $4,325,000 and the Company paid an additional $50,000 to the seller, which payment will be applied to the purchase price if the closing occurs.

To date, the Company has paid $775,000 that will be applied to the purchase price of the land if, and when, the Company closes on the transaction. If the closing does not occur, for any reason, the full deposit of $775,000 is nonrefundable.

Coastal Compassion. On April 7, 2016, we signed agreements with Coastal Compassion Inc. (“CCI”). CCI is one of a limited number of non-profit organizations that has received a provisional or final registration to cultivate, process and sell medical cannabis by the Massachusetts Department of Public Health. CCI has agreed to become the initial tenant in our planned MMCC. Tim Keogh, our Chief Executive Officer, is a Board Member of CCI.

Pursuant to the agreements, we agreed to provide CCI with financing of up to $2.5 million for a five-year term at 18% interest per year for construction and working capital required for CCI’s approved dispensary and cultivation center in Fairhaven, MA. For a three- year period beginning April 1, 2016, we agreed to consult with CCI in the design, construction and operation of the Fairhaven facility. CCI will pay us $10,000 each month for these consulting services. Although the DPH has approved our agreement with CCI relating to the development and lease terms of the MMCC, the actual lease agreement with CCI has not been finalized or approved by the DPH. We will need to secure significant capital to provide the financing to CCI.

As of June 30, 2016, we have provided financing to CCI of $55,630, which includes construction and working capital advances of $54,191, and accrued interest of $1,439.

AQUSCAN Delaware. On April 12, 2016, we signed agreements with AQUSCAN Delaware Corp. (“AQUSCAN”). AQUSCAN is one of eleven applicants for a vertically-integrated license to cultivate, process and sell medical cannabis in Delaware. The Delaware Division of Public Health is scheduled announce the application results in August of 2016 and award licenses for up to two new Registered Compassion Centers (“RCC”). AQUSCAN has agreed to become the sole tenant in our planned Delaware Medical Cannabis Center (“DMCC”) if a RCC license is awarded. We will build and own the facility.

The DMCC project is designed on 10 acres of unimproved land located in Garrison Oak Technology Park in Dover, DE. We have signed a Purchase and Sale Agreement for the property with the City of Dover that is contingent upon the award of a license.

In addition to building a state-of-the-art cultivation facility at the DMCC, we plan to purchase and renovate an existing 3,200 square foot building located in Dover as a secure, medical cannabis dispensary.

Additionally, we may provide AQUSCAN with financing of up to $750,000 for a five-year term at 18% interest per year for working capital associated with establishing and maintaining the RCC.

As of June 30, 2016, we have provided no financing to AQUSCAN.

Operating Leases. The Company leases its office space located at 3200 Brighton Boulevard, Denver, Colorado for $2,870 per month under a month-to-month lease.

The Company leases an automobile under an operating lease commencing October 4, 2014 for 39 months at $611 per month. At June 30, 2016, the future rental payments required under this lease are $1,833 for the remainder of fiscal 2016, $7,332 for fiscal 2017 and $1,834 for fiscal 2018.

Except as described above, the Company has no other non-cancelable lease commitments.

NOTE 10.  SUBSEQUENT EVENTS

MMCC. Previously the Company entered into an agreement to purchase a 52.6-acre parcel of undeveloped land in Freetown, Massachusetts. The Company paid the seller $100,000 upon the signing of the agreement which will be applied toward the purchase price at the closing.

Between August 2015 and June 2016, there were several amendments to the Agreement to extend the closing date to August 14, 2016.

On July 14, 2016, the Company, at its election, extended the closing date to August 14, 2016. As consideration for the extension of the closing date, the Company agreed to increase the purchase price for the property to $4,325,000 and the Company paid an additional $50,000 to the seller, which payment will be applied to the purchase price if the closing occurs.

To date, the Company has paid $775,000 that will be applied to the purchase price of the property if and when the Company closes on the transaction. If the closing does not occur, for any reason, the full deposit of $775,000 is nonrefundable.

Strategic Capital Partners. On July 14, 2016, Strategic Capital Partners (“SCP”) assumed the $521,297 loan referred to in Note 4, increasing the total balance owed to SCP by the Company to $2,431,646. SCP is controlled by Benjamin J. Barton, one of our officers and directors and a principal shareholder. The amounts borrowed from SCP were used to fund our operations. On July 14, 2016, $500,000 of the amount owed to SCP was converted into 400,000 shares of our common stock ($1.25 conversion rate). In connection with the conversion, we issued SCP warrants to purchase 800,000 shares of our common stock, exercisable at a price of $1.50 per share, and warrants to purchase an additional 800,000 shares of common stock, exercisable at a price of $3.00 per share. Both sets of warrants expire on June 30, 2020

The warrants to purchase the first 800,000 shares of our common stock will expire 45 days after written notice to SCP that the average closing price of our common stock was at least $3.00 for twenty consecutive trading days, and the average daily volume of trades of our common stock during the twenty trading days was at least 100,000 shares, provided a registration statement is in effect with respect to the shares issuable upon the exercise of the Warrants.

The warrants to purchase the additional 800,000 shares of our common stock will expire 45 days after written notice to SCP that the average closing price of our common stock was at least $4.80 for twenty consecutive trading days, and the average daily volume of trades of our common stock during the twenty trading days was at least 100,000 shares, provided a registration statement is in effect with respect to the shares issuable upon the exercise of the Warrants.

The remaining $1,931,646 owed to SCP was converted into two promissory notes.

The first Note, in the principal amount of $1,000,000, bears interest at 9.5% per year and matures on December 31, 2019. Interest is payable quarterly with the first interest payment due on September 30, 2016. The Note can be converted at any time into shares of our common stock, initially at a conversion price of $1.25 per share. The conversion price will be proportionately adjusted in the event of any stock split or capital reorganization. The Note is not secured.

If the average closing price of our common stock is at least $2.50 for twenty consecutive trading days, and the average daily volume of trades of our common stock during the twenty trading days is at least 100,000 shares, we may, within 10 days of the end of such twenty day period, notify SCP that its right to convert the Note into shares of our common stock will end 45 days after the date of the notice to SCP.

The second Note, in the principal amount of $931,640, bears interest at 8% per year and matures on December 31, 2019. Interest is payable quarterly, with the first interest payment due on September 30, 2016. The Note is not convertible into shares of our common stock. The Note will be secured by a second lien on our property in Denver, Colorado and a first lien on all amounts due to us by Wellness Group Pharms. Any payments received from the sale, lease or commercialization of the property in Denver, and any amounts received from Wellness Group Pharms, will be applied to the principal amount of the Note. Otherwise, all unpaid principal and interest will be due on December 31, 2019.

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

OVERVIEW

AmeriCann, Inc. develops, owns and supports advanced medical cannabis cultivation and processing facilities nationwide. Currently, we have 125,000 square feet of approved cultivation and processing infrastructure on the 5 acres located at 5280 Monaco St. in Denver, and site approval for 977,000 square feet of cultivation, processing and administration infrastructure at the Massachusetts Medical Cannabis Center (“MMCC”).

AmeriCann’s team includes board members, consultants, engineers and architects who specialize in traditional horticulture, lean manufacturing, medical research, facility construction, regulatory compliance, security, marijuana cultivation and genetics, extraction processes, and infused product development.

To support local businesses that seek to serve cannabis patients in their communities we initiated the AmeriCann Preferred Partner Program. The initial step in becoming a Preferred Partner involves an application on our website. Based on the initial inquiry, we determine if the location, market, type of project and economics support additional due diligence. Currently, we have one Preferred Partner in Colorado, which is 4900 Jackson, LLC, and one Preferred Partner in Delaware, which is AQUSCAN. Through this program we provide an essential set of resources including advance cultivation facilities, access to a team of experts and in certain cases, capital for our partner’s businesses. This support is designed to assist our Preferred Partners in newly regulated markets. In addition, AmeriCann’s team actively participated in winning cannabis licenses in competitive application processes throughout the country including Massachusetts and Illinois.

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

We currently have two financing and consulting agreements, one with a licensed Colorado cannabis dispensary owner and grower (“4900 Jackson, LLC”), and the other with Coastal Compassion Inc. (“CCI”). Under these agreements, we are earning consulting fees and interest income on notes receivable. We are also the owner of a five-acre parcel of land located in north central Denver, Colorado, which is currently zoned for cannabis cultivation and processing by the City and County of Denver.

RECENT DEVELOPMENTS

Monaco Street Property. See Note 4 to the financial statements included as part of this report for information concerning the modification of the loan secured by our property in Denver, Colorado.

MMCC. On January 14, 2015, we entered into an agreement to purchase a 52.6 acre parcel of undeveloped land in Freetown, Massachusetts. The property is located approximately 47 miles southeast of Boston. We plan to develop the property as the Massachusetts Medical Cannabis Center "MMCC". Plans for the MMCC may include the construction of sustainable greenhouse cultivation and processing facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program. Additional plans for the MMCC may include a testing laboratory, a research facility, a training center, an infused product production facility and corporate offices.  We paid the seller $100,000 upon the signing of the agreement which amount will be applied toward the purchase price at the closing.

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

Between August 2015 and June 2016, there were several amendments to the Agreement to extend the closing date to August 14, 2016. As consideration for the extensions, the Company agreed to increase the purchase price to $4,325,000 and paid the seller $625,000, which will be applied to the purchase price of the land if and when the Company closes on this transaction.

On July 14, 2016, the Company, at its election, extended the closing date to August 14, 2016. As consideration for the extension of the closing date, the Company agreed to increase the purchase price for the property to $4,325,000 and the Company paid an additional $50,000 to the seller, which payment will be applied to the purchase price if the closing occurs.

To date, the Company has paid $775,000 that will be applied to the purchase price of the land if, and when, the Company closes on the transaction.    If the closing does not occur, for any reason, the full deposit of $775,000 is nonrefundable.

Coastal Compassion. On April 7, 2016, we signed agreements with Coastal Compassion Inc. (“CCI”). CCI is one of a limited number of non-profit organizations that has received a provisional or final registration to cultivate, process and sell medical cannabis by the Massachusetts Department of Public Health. CCI has agreed to become the initial tenant in our planned MMCC. Tim Keogh, our Chief Executive Officer, is a Board Member of CCI.

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

As of June 30, 2016, we have provided financing to CCI of $55,630, which includes construction and working capital advances of $54,191, and accrued interest of $1,439.

AQUSCAN. On April 12, 2016, we signed agreements with AQUSCAN Delaware Corp. (“AQUSCAN”). AQUSCAN is one of eleven applicants for a vertically-integrated license to cultivate, process and sell medical cannabis in Delaware. The Delaware Division of Public Health is scheduled announce the application results in August of 2016 and award licenses for up to two new Registered Compassion Centers (“RCC”). AQUSCAN has agreed to become the sole tenant in our planned Delaware Medical Cannabis Center (“DMCC”) if a RCC license is awarded. We will build and own the facility.

The DMCC project is designed on 10 acres of unimproved land located in Garrison Oak Technology Park in Dover, DE. We have signed a Purchase and Sale Agreement for the property with the City of Dover that is contingent upon the award of a license.

In addition to building a state-of-the-art cultivation facility at the DMCC, we plan to purchase and renovate an existing 3,200 square foot building located in Dover as a secure, medical cannabis dispensary.

Additionally, we may provide AQUSCAN with financing of up to $750,000 for a five-year term at 18% interest per year for working capital associated with establishing and maintaining the RCC.

As of June 30, 2016, we have provided no financing to AQUSCAN.

Private Offering. By means of a Private Offering Memorandum dated July 19, 2016, we are offering to a limited number of accredited investors up to 200 Units at a price of $25,000 per Unit for a total of $5,000,000. Each Unit consists of one $25,000 Secured Convertible Promissory Note and Series I and Series II Warrants. The Notes will bear interest at 9.5% per year, mature on June 30, 2019, and can be converted at any time into shares of our common stock, initially at a conversion price of $1.25 per share. The Notes will be secured by a first lien on a 52.6-acre parcel of land, located in Freetown, Massachusetts, which we will purchase with a portion of the proceeds from the Offering. Each Series I Warrant allows the holder to purchase 20,000 shares of our common stock at a price of $1.50 per share. Each Series II Warrant allows the Holder to purchase 20,000 shares of our common stock at a price of $3.00 per share. The Series I and Series II Warrants expire on June 30, 2020.

The Offering is for a minimum of 160 Units ($4,000,000) (the “Minimum Offering”) and a maximum of 200 Units ($5,000,000) (the “Maximum Offering”). If the Minimum Offering is not sold by the later of August 14, 2016, or the date of the closing of our contemplated purchase of land in Massachusetts (the “Escrow Date”), unless extended, all funds received from prospective investors will be promptly refunded to them, without interest and without deduction for commissions or expenses. The Escrow Date may be extended if the agreement relating to the purchase of the land in Massachusetts is extended. However, in no case may the Escrow Date be later than October 15, 2016. If we raise the minimum required $4,000,000, the Offering will continue on a best-efforts basis until all Units offered are sold or we elect to terminate the Offering.

SIGNIFICANT ACCOUNTING POLICIES

There were no changes in our significant accounting policies and estimates during the nine months ended June 30, 2016 from those set forth in our Annual Report on Form 10-K for the year ended September 30, 2015 filed on January 13, 2016.

RESULTS OF OPERATIONS

Total Revenues

During the three and nine months ended June 30, 2016 we generated $45,000 and $75,000 in revenue, respectively. For the three and nine months ended June 30, 2015, we generated $45,000 and $125,000 in revenue, respectively. The reduction in revenues reflects our amendment to reduce our consulting fees for 4900 Jackson, LLC (and its predecessor) from $10,000 per month to $5,000 per month, offset by a new consulting agreement entered into in April 2016 with CCI in which we earn $10,000 per month.

Advertising and Marketing Expenses

Advertising and marketing expenses were approximately $15,000 and $17,000 for the three and nine months ended June 30, 2016, respectively, as compared to approximately $5,000 and 11,000 for the three and nine months ended June 30, 2015, respectively. The increase is due to increased print marketing and advertising efforts to raise the profile and awareness of the company and pursue new opportunities in our national expansion program.

Professional Fees

Professional fees were approximately $140,000 and $493,000 for the three and nine months ended June 30, 2016, respectively, as compared to approximately $191,000 and $464,000 for the three and nine months ended June 30, 2015, respectively. The decrease in professional fees for the three months ended June 30, 2016, is attributable primarily to the decrease in legal expenses associated with our operations. The increase in professional fees for the nine months ended June 30, 2016, is primarily due to the planning, design, and permitting costs associated with the Massachusetts Medical Cannabis Center.

General and Administrative Expenses

General and administrative expenses were approximately $125,000 and $462,000 for the three and nine months ended June 30, 2016, respectively, as compared to approximately $164,000 and $659,000 for the three and nine months ended June 30, 2015, respectively. The decrease is attributable primarily to a decrease in stock based compensation and option expense as many of our stock-based awards were granted in 2014 and were subject to short vesting periods. This decrease is partially offset by and other general and administrative expenses as we continue to develop our business and expand our operations.

Interest Income

Interest income was approximately $44,000 and $138,000 for the three and nine months ended June 30, 2016, respectively, as compared to approximately $62,000 and $161,000 for the three and nine months ended June 30, 2015, respectively. The decrease is attributable to decreases in amounts owed from our clients.

Interest Expense

Interest expense was approximately $73,000 and $182,000 for the three and nine months ended June 30, 2016, respectively, as compared to approximately $60,000 and $84,000 for the three and nine months ended June 30, 2015, respectively. The increase is attributable to the financing of our recent investing and operating activities primarily with debt.

Loss on Extinguishment of Debt

As discussed in Note 4, we obtained a loan modification in April 2016. As a result of the modification, we recognized a loss on the extinguishment of the original debt of $90,000 in the three and nine months ended June 30, 2016, respectively. There was no similar charge in the three and nine months ended June 30, 2015.

Net Operating Loss

We had a net loss of approximately $(356,000) and $(1,042,000) for the three and nine months ended June 30, 2016, respectively, as compared to a net loss of approximately $(313,000) and $(933,000) for the three and nine months ended June 30, 2015, respectively. The increase in net loss is attributable to changes in revenues, operating expenses and interest income and expense, each of which is described above.

 LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $4,376,002 and $3,694,167 at June 30, 2016 and September 30, 2015, respectively, and had a net loss of $1,041,835 for the nine months ended June 30, 2016. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. Further, the amount due from WGP of $1,217,653 (before an allowance of $466,374) may not be collectible and the agreement for the sale of land for $2,500,000 has been terminated.

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

Notes Payable

See Notes 4, 5 and 10 to the financial statements filed with this report for information concerning our notes payable.

Analysis of Cash Flows

During the nine months ended June 30, 2016, our net cash flows used in operations were approximately $609,000 as compared to net cash flows used in operations of approximately $573,000 for the nine months ended June 30, 2015. This was primarily due to an increase in our net loss, a reduction in stock based compensation, and changes in working capital during the nine months ended June 30, 2016.

Cash flows used in investing activities were approximately $335,000 for the nine months ended June 30, 2016, consisting of a $525,000 deposit on land, advances made on notes receivable – related party of approximately $56,000 and minor purchases of fixed assets, offset by approximately $250,000 of payments received from notes receivable. Cash flows used in investing activities were approximately $794,000 for the nine months ended June 30, 2015, consisting of advances made on notes receivables, deposits on land and website development expenditures, partially offset by payments received from notes receivable.

Cash flows provided by financing activities were $749,000 for the nine months ended June 30, 2016, consisting of proceeds from notes payable and notes payable - related parties. Cash flows provided by financing activities were approximately $1,294,000 for the nine months ended June 30, 2015, consisting of proceeds from notes payable, partially offset by payments on notes payable.

We do not have any firm commitments from any person to provide us with any capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2016, we did not have any off balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective for the same reasons that our internal control over financial reporting was not adequate.

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICANN, INC.

Dated: August 11, 2016	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer