Form 10-K
period 2016-09-30
AmeriCann, Inc.
filed 2017-01-12
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).  Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2016, was approximately $3,555,000.

As of December 28, 2016, the registrant had 19,131,000 outstanding shares of common stock.

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

ITEM 1.  BUSINESS.

AmeriCann's business plan is to offer a comprehensive, turnkey package of services that includes consulting, design, construction and financing to approved and licensed marijuana operators throughout the United States. Our business plan is based on the anticipated growth of the regulated marijuana market in the United States.

AmeriCann’s team includes board members, consultants, engineers and architects who specialize in real estate development, traditional horticulture, lean manufacturing, medical research, facility construction, regulatory compliance, security, marijuana cultivation and genetics, extraction processes, and infused product development.

To support local businesses that seek to serve cannabis patients in their communities we initiated the AmeriCann Preferred Partner Program. Currently, we have one Preferred Partner in Colorado, which is 4900 Jackson, LLC and one Preferred Partner in Massachusetts, which is Coastal Compassion, Inc. Through this program, we plan to provide an essential set of resources including advanced cultivation facilities, access to a team of experts and in certain cases, capital for our partner’s businesses. In addition, AmeriCann’s team has assisted applicants in obtaining cannabis licenses in competitive application processes in Massachusetts and Illinois. This support is designed to assist our Preferred Partners in newly regulated markets.

AmeriCann plans to lease facilities to its Preferred Partners that will be designed with AmeriCann’s propriety cultivation and processing system called “Cannopy.” AmeriCann developed Cannopy with experts from traditional horticulture, lean manufacturing, regulatory compliance and cannabis cultivation. Cannopy includes automation throughout the production life-cycle, customized workflow processes, monitoring and controls, and top-line security systems. Cannopy empowers Preferred Partners to consistently produce medical marijuana for patients at the lowest cost in the most efficient, compliant manner. We provide initial and on-going training, policies, practices and procedures to operate the state-of-the-art facilities.

The expanding cannabis industry requires extensive real estate to meet the growing needs of the market for cannabis products. AmeriCann assists our Preferred Partners with the identification, design, permitting, acquisition, development and operation of scalable infrastructure to cultivate and to dispense medical cannabis in regulated markets.

Company History

AmeriCann, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on June 25, 2010. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. ("AP"). Under AP's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (i) receive and own any interest which AP had in the development of an MRI scanning facility; and (ii) issue shares of its common stock to AP's general unsecured creditors, to its administrative creditors, and to its shareholders.

Lacking the resources to effectively develop an MRI facility, in June 2012 the Company decided to promote medical tourism by providing information on a website for those seeking to travel abroad for healthcare services. The Company planned to generate revenue by selling advertising to healthcare providers and related businesses including hotels and travel agencies.

In September 2013, the Company abandoned its business plan relating to promoting medical tourism.

On January 17, 2014, Strategic Capital Partners, LLC (“SCP”) a firm controlled by Benjamin J. Barton, one of our officers and directors, acquired 14,950,000 shares of our outstanding common stock from a group of our shareholders.

On February 21, 2014, we changed our name from Nevada Health Scan, Inc. to AmeriCann, Inc. and declared a stock dividend in the amount of four shares of common stock for each issued and outstanding share of common stock.

On February 24, 2014, SCP returned 65,750,000 shares of our common stock to us. These shares were cancelled and returned to the status of authorized and unissued shares.

During March and April 2014, we sold 1,000,000 shares of our common stock to private investors at a price of $0.75 per share. Benjamin J. Barton, one of our officers and directors, purchased 400,000 shares as an investment.

During July 2014, we raised $2,373,000 through a private sale of 791,000 Units at a price of $3.00 per Unit. Each Unit consisted of one share of common stock and one warrant. Each warrant allows the holder to purchase one share of our common stock at a price of $8.00 per share anytime on or before April 30, 2018. Benjamin J. Barton purchased 666,667 Units for cash as an investment. We have offered the holders of the Series A Warrants 1.5 shares of common stock in exchange for each Series A Warrant. If all Series A Warrants are exchanged, the total shares outstanding will increase by 1,186,500. As of December 28, 2016, no shares of common stock had been issued in exchange for the Series A Warrants.

4900 Jackson, LLC

During the summer of 2014 we entered into a Financing and Consulting Agreement with a licensed Colorado cannabis cultivator. The agreements called for us to loan $1,000,000 to the Preferred Partner, 4900 Jackson, LLC, to convert an existing 15,000 square foot warehouse into a new cannabis growing and processing facility.  The growing and processing facility was completed in 2015.  As of September 30, 2016, we have received $1,158,000 in principal, interest and consulting payments from the operator of the facility. These payments are scheduled to continue through May of 2017.

Monaco Street Property

On July 31, 2014, we closed on an all cash purchase of a five-acre parcel of land located in north central Denver, Colorado. The total purchase price for the property was $2,250,000.  The property is currently zoned for cannabis cultivation and processing by the City and County of Denver. We received concept approval from the City and County of Denver for the construction of a 125,000 square foot cannabis cultivation, processing, and administration facility on this property.  We estimate the cost to construct this facility will be approximately $12,500,000.  This property serves as collateral for a $990,000 loan which is due and payable on March 15, 2017. This property is held for resale, and we have no plans to develop on it.

Massachusetts Medical Cannabis Center

On January 14, 2015, we entered into an agreement to purchase a 52.6 acre parcel of undeveloped land in Freetown, Massachusetts. The property is located approximately 47 miles southeast of Boston. We plan to develop the property as the Massachusetts Medical Cannabis Center "MMCC". Plans for the MMCC include the construction of sustainable greenhouse cultivation and processing facilities that will be leased to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program. Additional plans for the MMCC may include a testing laboratory, a research facility, a training center, an infused product production facility and corporate offices.

On December 8, 2015, The Town of Freetown Planning Board unanimously approved our site plan application for the MMCC.  The site plan application requested 977,000 square feet of infrastructure for medical marijuana cultivation, processing, testing and associated administration in Freetown's Industrial Park.

On March 29, 2016, the Department of Public Health (“DPH”) for the Commonwealth of Massachusetts approved our consulting agreement and development agreement relating to the MMCC's first tenant and Preferred Partner, Coastal Compassion, Inc.

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

Pursuant to the agreements, we agreed to provide CCI with financing of up to $2.5 million for a five-year term at 18% interest per year for construction and working capital required for CCI’s approved dispensary and cultivation center in Fairhaven, MA. For a three- year period beginning April 1, 2016, we agreed to consult with CCI in the design, construction and operation of the Fairhaven facility. CCI will pay us $10,000 each month for these consulting services. The DPH has approved our agreement with CCI relating to the consulting, the loan, and the development and lease terms for Building A of the MMCC.

On October 17, 2016, we closed the acquisition of the 52.6-acre parcel of land in Freetown, Massachusetts. The deposits of $925,000 previously paid by us to the seller, Boston Beer Company (“BBC”), were credited against the total purchase price of $4,475,000. The remaining balance of $3,550,000 was paid to BBC by Massachusetts Medical Properties, LLC (“MMP”).

As part of a simultaneous transaction, we assigned the property rights to MMP for a nominal fee, and entered into a lease agreement in which MMP agreed to lease the property to us for an initial term of fifty years. We have the option to extend the term of the lease for four additional ten year periods. The lease is a triple net lease, whereby we will pay all real estate taxes, repairs, maintenance and insurance.

The lease payments will be the greater of (a) $30,000 per month; (b) $0.38 per square foot per month of any structure built on the property; or (c) 1.5% of all gross monthly sales of products sold by us, any of our assignees, or any of our subtenants. The lease payments will be adjusted up (but not down) every five years by any increase in the Consumer Price Index.

Between October 17, 2016 and April 17, 2017, the monthly lease payments will accrue, with all accrued lease payments to be paid to MMP on April 17, 2017.

Under the terms of the lease, we have six months to obtain capital funding for the construction of the first phase building. In the event that we are unable to raise these funds within this six month period, we have an additional six month period to do so; provided, that we have paid accrued lease payments and closing costs. If we are then unable to raise the funds on or before twelve months from October 17, 2016, the lease will terminate.

We will receive credit for the $925,000 paid towards the purchase price in the form of discounted lease payments. For the initial fifty (50) year term of the lease, the lease payments will be reduced by $1,541.67 each month.

B Corp Certification

We received B Corp certification in June 2016. This certification is an acknowledgment of our commitment to social and environmental ethics, transparency and accountability.

We join over 1,700 Certified B corporations globally, including 71 others in Colorado, that have met the rigorous standards that measure a company’s impact on its employees, suppliers, community, and the environment. Notable B corporations include Ben & Jerry’s, Patagonia, Warby Parker, and Etsy, Inc.

The B Corp certification was granted by B Lab, a nonprofit organization that serves a global movement of people using business as a force for good. Its vision is that one day all companies will compete to be best for the world and that society will enjoy a more shared and durable prosperity.

B Lab promotes robust standards that can be used by policymakers, investors and the general public to evaluate companies and their business practices. B Corp certification is to business what Fair Trade certification is to coffee or USDA Organic certification is to milk.

We successfully completed a rigorous application and review process in obtaining this prestigious certification.

We believe that this certification, and its endorsement of our environmental standards, community focus and ethics, will provide us with a competitive advantage over potential competitors that lack this accreditation.

Concurrent with receiving B Corp certification, we committed to become a Public Benefit Corporation within two years. If we do not accomplish this, we may lose our B Corp certification.

Market Conditions

According to ArcView Market Research’s 4th Edition of The State of Legal Marijuana Markets report, “The strong growth in demand for legal cannabis over the past two years is expected to continue in the years ahead. Twenty-eight states already permit medical cannabis use and eight states and the District of Columbia have passed ballot measures to allow for full adult use of cannabis. With 8 of 9 ballot measures for medical and adult-use cannabis laws passing in November, 2016 has proven to be a significant year for the cannabis industry. A majority of U.S. states have transitioned from cannabis prohibition to some form of regulated legal markets.”   Sales of legal medical and adult use marijuana were $4.6 billion in 2014, $5.7 billion in 2015 and are expected to grow to $22.8 billion by 2020. The cannabis industry was the fastest growing industry in the United States between 2014 and 2015 (74% growth) and is projected to grow faster than any other industry in the country over the next decade.

While the industry is growing rapidly, the cannabis industry faces four major obstacles that challenge its growth and profitability. First, the cultivation of cannabis is a very capital-intensive enterprise. Many cannabis entrepreneurs do not have access to the capital required to build the infrastructure required to meet growing demand and sales projections. Traditional sources of financing, such as banks, are not available currently to cannabis producers and retailers. Second, there is a significant shortage of knowledge related to virtually all areas of the cannabis business. When new states are added to the list of regulated cannabis markets, there will be a scarcity of experience and expertise to serve the needs of growers and retailers in these states. Third, the majority of states do not allow access to medical cannabis for its patients. This presents an obstacle to the medical cannabis industry and requires financial resources and dedicated advocacy to change regulations on the state level. Fourth, as explained below, marijuana is illegal under federal law.

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

As of December 28, 2016, 28 states and the District of Columbia allow their citizens to use Medical Marijuana.  Additionally, voters in the states of Colorado, Washington, Alaska, Oregon, Nevada, California, Massachusetts, Maine and the District of Columbia approved ballot measures to legalize cannabis for recreational use by adults.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of such federal laws. Additionally, the Trump administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.  While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal government or the enactment of new and more restrictive laws.

Competition

Currently, there are a number of other companies that are involved in the marijuana industry, many of which we consider to be our competition. Many of these companies provide services similar to those which we provide or plan to provide.  We expect that other companies will recognize the value of serving the marijuana industry and become our competitors.

General

Our offices are located at 3200 Brighton Blvd., Unit 144 Denver, CO 80216. We lease this space located on a month-to-month basis at a rate of $2,870 per month.

As of September 30, 2016, we had two full time employees, that being Timothy Keogh, our Chief Executive Officer and Jane Roach, our Office Manager.  As of September 30, 2016, Mr. Keogh was spending approximately 90% of his time on our business and Jane Roach was spending approximately 100% of her time on our business.  Ben Barton, our Chief Financial Officer, plans to spend approximately 95% of his time on our business.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, our activities are subject to significant risks and uncertainties including failure to secure funding to properly fund our business plan.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES.

See Item 1. Business.

ITEM 3.  LEGAL PROCEEDINGS.

Beginning September 21, 2014, we entered into a series of agreements with Wellness Group Pharms, LLC (“WGP”), an entity that was pursuing licenses to operate marijuana cultivation facilities under the Illinois Compassionate Use of Medical Cannabis Pilot Program Act.  As amended on February 22, 2015, these agreements provided for the following:

●

We were to replace WGP as the purchasing party under an existing contract to acquire a 16.1 acre parcel in Anna, Illinois as WGP was to take the necessary legal steps to assign to us the right to acquire ownership to the property. Subsequent to the amendment WGP purchased the land. To date we have not received title to the land.

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

●

We were to provide working capital advances up to a maximum borrowing amount of $2,772,724, with any advances accruing interest at a rate of 18% per annum.  No principal or interest payments were due until WGP had cash on hand of $250,000, but in any event all principal and interest is due December 31, 2017.

●	We were to receive consulting fees of $20,000 per month, with any unpaid amounts accruing interest at a rate of 18% per annum.

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

Included in Note and Other Receivables – WGP in our balance sheet at September 30, 2016 are working capital advances of $673,294, accrued consulting fees of $40,000, construction advances of $332,357 and accrued interest of $204,363 for a total of $1,250,014.

We have a formal security agreement covering $600,000 of the advances made to WGP (and related interest), whereby the indebtedness is secured by all real and personal property of WGP.  We believe all other amounts owed by WGP are due and payable.  However, given the current dispute with WGP, we have established a provision for doubtful accounts of $469,699 as of September 30, 2016, representing all amounts owed by WGP (including related interest) that are not covered by a formal security agreement.  This provision is reflected as a separate component of operating expense within our accompanying statement of operations.

We have not filed any formal litigation but have provided legal notice that our loans to WGP are immediately due and payable.  By contract, our process for resolving any disputes with WGP is to be resolved via binding arbitration.  We are aggressively pursuing collection of all amounts owed by WGP.  See Note 3 in the Notes to the Financial Statements for a discussion regarding our ongoing dispute with WGP.

In October 2016, we were named as a Defendant in an arbitration proceeding brought by Jay Czarkowski, one of our former officers and directors. In his claim, Mr. Czarkowski claims that we failed to grant him stock options to purchase 200,000 shares of the Company’s common stock pursuant to our March 2014 settlement agreement with Mr. Czarkowski. We have denied Mr. Czarkowski claim since our 10-K reports have disclosed that we have granted these options to Mr. Czarkowski.

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

Shown below is the range of high and low closing prices for our common stock as reported by the OTCQX or OTC Bulletin Board for the periods presented:

Quarter Ended	High	Low
December 31, 2014	$1.45	$0.55
March 31, 2015	$1.01	$0.55
June 30, 2015	$0.96	$0.30
September 30, 2015	$0.90	$0.40
December 31, 2015	$0.74	$0.46
March 31, 2016	$0.55	$0.40
June 30, 2016	$1.21	$0.55
September 30, 2016	$1.16	$0.52

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

Our Articles of Incorporation authorize the Board of Directors to issue up to 20,000,000 shares of preferred stock.  The provisions in the Articles of Incorporation relating to the preferred stock allow our directors to issue preferred stock with multiple votes per share and dividend rights, which would have priority over any dividends paid to the holders of our common stock.  The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by management.

As of December 28, 2016, we had 163 shareholders of record and 19,131,000 outstanding shares of common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Total Revenues

During the year ended September 30, 2016, we generated $60,000 in revenue, as compared to $140,000 for the year ended September 30, 2015. The reduction in revenues reflects our amendment to reduce our consulting fees for 4900 Jackson, LLC (and its predecessor) from $10,000 per month to $5,000 per month in May 2015, and the cessation of consulting fee revenues from WGP in 2015.

Advertising and Marketing Expenses

Advertising and marketing expenses were $21,312 for the year ended September 30, 2016, as compared to $15,172 for the year ended September 30, 2015. The increase is due to increased print marketing and advertising efforts to raise the profile and awareness of the company and pursue new opportunities in our national expansion program.

Professional Fees

Professional fees were $571,141 for the year ended September 30, 2016, as compared to $640,326 for the year ended September 30, 2015. The decrease in professional fees is primarily due to a decrease in legal expenses associated with our operations, partially offset by an increase in planning, design, and permitting costs associated with the Massachusetts Medical Cannabis Center.

General and Administrative Expenses

General and administrative expenses were $583,739 for the year ended September 30, 2016, as compared to $835,501 for the year ended September 30, 2015.  The decrease is attributable primarily to a decrease in stock based compensation and option expense as many of our stock-based awards were granted in 2014 and were subject to short vesting periods.  This decrease was partially offset by increases in salaries and other general and administrative expenses as we continue to develop our business and expand our operations.

Provision for Doubtful Accounts

Provision for doubtful accounts was $13,229 for the year ended September 30, 2016, as compared to $456,470 for the year ended September 30, 2015.  The provision was established in 2015 and represented all amounts owed by WGP at that time (including related interest) that are not covered by a formal security agreement. Activity in 2016 represents additional reserves on related accrued interest owed by WGP.

Interest Income

Interest income was $183,255 for the year ended September 30, 2016, as compared to $213,665 for the year ended September 30, 2015. The decrease is attributable to decreases in amounts owed on our notes receivable.

Interest Expense

Interest expense was $272,659 for the year ended September 30, 2016, as compared to $135,540 for the year ended September 30, 2015. The increase is attributable to the financing of our recent investing and operating activities primarily with debt.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $991,939 for the year ended September 30, 2016, as compared to $0 for the year ended September 30, 2015. The loss recognized in the current year is a result of the debt modifications discussed in Note 4 to the financial statements which are a part of this report.

Net Loss

We had a net loss of $2,210,764 for the year ended September 30, 2016, as compared to a net loss of $1,729,344 for the year ended September 30, 2015. The increase in net loss is attributable to changes in revenues, operating expenses, interest income and expense, and loss on extinguishment of debt, each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

As of September 30, 2016, we had borrowed $2,024,297 from a Company controlled by Benjamin J. Barton, one of our officers and directors. The balance consists of two separate notes, as follows:

●

Convertible note of $1,000,000, net of premium of $284,229. Bears interest at 9.5% payable quarterly. The total outstanding principal balance and any accrued and unpaid interest is due on December 31, 2019. SCP has the option to convert all or any part of the principal amount into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $1.25.

●

Secured note of $931,646, net of discount of $211,578. Bears interest at 8% payable quarterly. The total outstanding principal balance and any accrued and unpaid interest is due on December 31, 2019. The note is secured by: 1) a second lien on the Company’s property in Denver, Colorado, and 2) the Company’s claims against WGP.

As of September 30, 2016, we had borrowed $990,000 from a third party. The loan bears interest at 18% and is due March 15, 2017.

As of September 30, 2016, we had borrowed $203,247 from various third parties. The interest rates on these notes range from 8% to 18%, due dates range from December 14, 2016, through January 15, 2016, and $75,000 is convertible into the Company’s common stock at a conversion price of $0.75.

In November 2016, we raised $2,000,000 in equity financing through the sale of 2,000,000 Units at a price of $1.00 per Unit. The Units were sold in a private offering to a group of accredited investors. Each Unit consists of one share of our common stock and one Series I Warrant. Each Series I Warrant allows the holder to purchase one share of our common stock at a price of $3.00 per share at any time on or before November 4, 2020. The offering provided us with $2,000,000 in gross proceeds and the potential for an additional $6,000,000 in proceeds from the exercise of the Series I Warrants. The proceeds from the placement will be used for our MMCC development, to pursue new opportunities in California, Pennsylvania, Florida and other states, and for general corporate purposes.

Analysis of Cash Flows

During the year ended September 30, 2016, our cash used in operations was $540,863 as compared to net cash used in operations of $792,534 for the year ended September 30, 2015. This was primarily due to an increase in accounts payable and accrued expenses.

Cash flows used in investing activities were $632,510 for the year ended September 30, 2016, consisting primarily of deposits on land and advances made on related party notes receivable, offset by payments received from notes receivable. Cash flows used in investing activities were $849,075 for the year ended September 30, 2015, consisting of deposits on land, advances made on notes receivable and website development expenditures, partially offset by payments received from notes receivable.

Cash flows from financing activities were $972,044 for the year ended September 30, 2016, consisting of proceeds from notes payable and notes payable - related parties. Cash flows from financing activities were $1,669,006 for the year ended September 30, 2015, consisting of proceeds from notes payable, partially offset by payments on notes payable.

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

Other than the foregoing, we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on:

●	revenues or expenses;
●	any material increase or decrease in liquidity; or
●	expected sources and uses of cash.

Capital requirements

Our material capital commitments for the year ending September 30, 2017 are:

Description	Amount	Due Date
Repayment of loan	$990,000	03/15/17
First phase of construction at MMCC	$2,600,000	04/17/17

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements which may be applicable to us are described in Note 1 to the Financial Statements included as part of this report.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent  assets and  liabilities at the date of the financial  statements and the  reported  amounts of revenues  and expenses  during the  reporting  period. The more significant estimates and assumptions made by management are valuation of equity instruments, deferred tax asset valuation and allowance and collectability of long-lived assets. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.  See Note 3 in the Notes to the Financial Statements included as part of this report for a discussion of our provision for doubtful accounts for amount amounts owed from WGP.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, demand deposit accounts and temporary cash investments with maturities of ninety days or less at the date of purchase.

Income Taxes

In accordance with Accounting Standards Codification (ASC) 740 - Income Taxes, the provision for income taxes is computed using the asset and liability method. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities have been adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2016, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since ours inception. To date, we have not incurred any interest or tax penalties.

For federal tax purposes, our 2012 through 2015 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Concentration of Credit Risks and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, notes receivables, deposits, accounts receivables and notes receivable. We place our cash with high credit quality financial institutions. As of September 30, 2016, we had outstanding notes receivable of $247,378 with 4900 Jackson, LLC, notes receivable of $117,693 with Coastal Compassion Inc., and notes and other receivables in the amount of $1,250,014 with WGP (exclusive of provision for doubtful accounts of $469,699).  See Note 3 in the Notes to the Financial Statements included as part of this report for a discussion of our provision for doubtful accounts for amounts owed from WGP.

For the year ended September 30, 2016, all of the Company’s revenue was earned from one customer, 4900 Jackson, LLC. For the year ended September 30, 2015, revenue earned from 4900 Jackson, LLC was $100,000, or 71% of total revenues.

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

Derivative Liabilities

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. We determined that none of our financial instruments meet the criteria for derivative accounting as of September 30, 2016 and 2015.

Fixed Assets

Our long-lived assets consisted of property and equipment and are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment, and FASB Topic ASC 205, Presentation of Financial Statements. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through September 30, 2016, we had not experienced impairment losses on our long-lived assets. However, there can be no assurances that demand for our products or services will continue, which could result in an impairment of long-lived assets in the future.

Website Development Costs

We recognized the costs associated with developing a website in accordance with ASC Subtopic 350-50, Website Development Cost. The website development costs are divided into three stages, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development. In short, website development cost for internal use should be capitalized except content input and data conversion costs in content development stage. Costs associated with the website consist of website development costs paid to third parties. Website development amortization expense was $13,833 for the year ended September 30, 2016, and $1,153 for the year ended September 30, 2015.

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

Although situations may arise in which counter performance may be required over a period of time, the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist if the instrument is fully vested on the date of agreement, we determine such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. When it is appropriate for us to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

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

Revenue Recognition

We recognize revenue on consulting at the time the service is rendered and collectability is reasonably assured.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2016, we did not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company leases an automobile under an operating lease commencing October 4, 2014 for 39 months at $611 per month. The lease expense was $7,483 and $7,953 for the year ended September 30, 2016 and 2015, respectively.  At September 30, 2016, the future rental payments required under operating leases are as follows:

2017	$7,483
2018	910
2019	-
2020	-
2021	-
Total	$8,393

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Attached.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND   FINANCIAL DISCLOSURE.

On January 19, 2016, we dismissed Hartley Moore Accountancy Corporation (“Hartley Moore”) as our independent registered accounting firm. There were no disagreements with Hartley Moore on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to Hartley Moore's satisfaction, would have caused them to refer to the subject matter of the disagreement(s) in connection with their reports; and there were no "reportable events" as defined in Item 304(a)(1) of Regulation S-K of the Securities and Exchange Commission. On January 19, 2016, we engaged Malone Bailey, LLP as our independent registered public accounting firm. The change in our independent accountants was approved by our Board of Directors.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedure

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective for the same reasons that our internal control over financial reporting were not adequate.

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2016, the end of the period covered by this Annual Report on Form 10-K for the year ended September 30, 2016. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework, published in 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective during the 2016 fiscal year at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP. As a result, we did not adequately document or test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis. In addition, we did not properly evaluate the accounting and valuation for certain equity instruments. While Management has reviewed the financial statements and underlying information included in this Annual Report on Form 10-K in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects, the deficiency in accounting personnel that existed in fiscal 2016 could have led to an error in the original accounting of the estimated fair market value of certain equity instruments.

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

We have hired a third-party consultant who has the required background and experience in accounting principles generally accepted in the United States of America and with SEC rules and regulations.

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

While we have not yet remediated these material weaknesses, we will continue our remediation efforts during fiscal 2017.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have come to management's attention during our last fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Timothy Keogh	37	Chief Executive Officer and a Director
Benjamin J. Barton	52	Chief Financial and Accounting Officer and a Director

The following is a brief summary of the background of each officer and director including their principal occupation during the five preceding years.  All directors will serve until their successors are elected and qualified or until they are removed.

Timothy Keogh was appointed our Chief Executive Officer and a director on March 25, 2014. As our Chief Executive Officer, Mr. Keogh has developed sustainable practices and traditional horticultural approaches to the production of medical cannabis to benefit patients in regulated markets. Prior to joining AmeriCann, Mr. Keogh was the Chief Executive Office and a director of Coastal Compassion, Inc., a non-profit corporation that has entered the medical marijuana business in Massachusetts. This effort began in September of 2012 and was formalized under Massachusetts G.L. Chapter 180 in August of 2013.  Under the direction of Mr. Keogh, Coastal Compassion, Inc. received 1 a limited number of provisionally approved licenses in Massachusetts.

Between November 2010 and November 2013 Mr. Keogh owned and managed Dock Promotions, LLC, a company which provided consulting services to waterfront developments and marinas in the areas of design, construction, and operations.   Between 2003 and 2010, Mr. Keogh was the Director of Business Services for Marina Management Services, Inc., a corporation which provided management and consulting solutions to waterfront developments, marinas and boatyards throughout the Americas and the Caribbean.

Mr. Keogh is an advisory board member of the Rhode Island Patient Advocacy Coalition, and an active member and invited speaker for the National Cannabis Industry Association.  Mr. Keogh holds a Bachelor of Science in Business Administration from Mount St. Mary’s College.

Ben Barton was appointed a director on January 14, 2014 and Chief Financial Officer on January 22, 2014. Since 1986, Mr. Barton has been active in all aspects of venture capital and public stock offerings. Since 2005, Mr. Barton has been the Managing Director of Strategic Capital Partners, LLC, a private investment company specializing in emerging companies. Mr. Barton was one of the founders of Synergy Resources Corporation, an energy company that trades on the NYSE. Prior to earning an MBA in Finance from UCLA, Mr. Barton received his Bachelor of Science degree in Political Science from Arizona State University.

Effective March 25, 2014, we entered into an employment agreement with Mr. Keogh.  The agreement has an initial term of three years and provides that we will pay Mr. Keogh $12,000 per month during the term of the agreement.  Pursuant to the employment agreement, Strategic Capital Partners, LLC, our largest shareholder, sold 1,200,000 shares of our common stock to Mr. Keogh at a price of $0.001 per share.

Of these 1,200,000 shares, 300,000 shares are subject to the following vesting requirements.

Provided Mr. Keogh is employed by us as of the date of vesting, 300,000 shares will vest on the earlier March 19, 2017 or the date we receive at least $45,000,000 from the sale of our debt or equity securities.  For purposes of the foregoing, traditional financing from banks or similar financial institutions will not be given effect and the required amounts to be raised will be cumulative.

All shares that are not vested at the time of termination of Mr. Keogh’s employment, will be repurchased by us at a price of $0.001 per share.  Any shares which are not vested and which are purchased by us will be returned to treasury and cancelled.

See Item 12 of this report for information concerning options granted to Mr. Keogh.

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

During the years ended September 30, 2016 and 2015 we did not compensate any person for serving as a director.

ITEM 11.  EXECUTIVE COMPENSATION.

During the years ended September 30, 2016 and 2015 we paid the following compensation to our officers:

Name	Year	Salary	Bonus	Options	Total

Timothy Keogh	2016	$144,000			$144,000
Chief Executive Officer	2015	$144,000	-	-	$144,000

Benjamin J. Barton	2016	-	-	-	-
Chief Financial Officer	2015	-	-	-	-

The following shows the amounts we expect to pay to our officers during the year ending September 30, 2017 and the amount of time these persons expect to devote to us.

Name	Projected Compensation	Percent of time to be devoted to the Company's business

Timothy Keogh	$144,000	90%
Benjamin J. Barton	-	95%

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the ownership, as of December 28, 2016, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group.  Each owner has sole voting and investment power over their shares of common stock.

	Shares	Percent of
Name	Owned	Outstanding Shares

Timothy Keogh (1)	1,200,000	6.3%
Benjamin J. Barton	-	0.0%
Strategic Capital Partners, LLC (2)	8,966,667	46.9%

All officers and directors as a group (two persons)	10,166,667	53.2%

(1)	Of these 1,200,000 shares, 300,000 shares are subject to vesting requirements. See Item 10 of this report regarding Mr. Keogh’s employment agreement for further details.

(2)	Strategic Capital Partners, LLC, is controlled by Mr. Barton.

Options and Warrants

The Company has issued warrants/options to the persons and upon the terms shown below:

Name	Date of Issuance	Shares upon exercise of warrants or options	Exercise Price	Expiration Date

Strategic Capital Partners, LLC (1)	02/14/14	1,200,000	$8.00	01/22/18
	02/14/14	600,000	$12.00	01/22/18
	09/09/14	666,667	$8.00	04/30/18
	07/14/16	800,000	$1.25	12/31/19
	07/14/16	800,000	$1.50	06/30/20
	07/14/16	800,000	$3.00	06/30/20

Timothy Keogh	03/25/14	800,000	$8.00	01/22/18
	03/25/14	400,000	$12.00	01/22/18

Former director and officer	03/19/14	100,000	$8.00	03/28/18
	03/19/14	100,000	$12.00	03/28/18

Massachusetts Medical Properties, LLC	10/17/16	3,640,000	$1.00	10/17/20

Unrelated lenders	09/15/16	75,000	$0.75	09/15/20
	09/15/16	75,000	$1.25	09/15/20
	09/15/16	100,000	$0.75	01/31/17

(1)	Strategic Capital Partners, LLC, is controlled by Mr. Barton.

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

As of September 30, 2015, the Company had borrowed $1,682,849 from SCP a Company controlled by Mr. Barton. Through June 20, 2016, we borrowed an additional $227,500 from SCP, and on July 14, 2016, SCP assumed our note payable to an unrelated third party of $521,297. Simultaneously, we modified the note payable to SCP. Principal and interest of $500,000 was converted into 400,000 shares of our common stock. In addition, we issued SCP warrants to purchase 800,000 shares of our common stock, exercisable at a price of $1.50 per share, and warrants to purchase an additional 800,000 shares of common stock, exercisable at a price of $3.00 per share. Both sets of warrants expire on June 30, 2020. The remaining $1,931,646 owed to SCP was divided into two promissory notes. The first note, in the principal amount of $1,000,000, bears interest at 9.5% per year and matures on December 31, 2019. Interest is payable quarterly with the first interest payment due on September 30, 2016. The Note can be converted at any time into shares of our common stock, initially at a conversion price of $1.25 per share. The conversion price will be proportionately adjusted in the event of any stock split or capital reorganization. The note is not secured. The second note, in the principal amount of $931,646, bears interest at 8% per year and matures on December 31, 2019. Interest is payable quarterly, with the first interest payment due on September 30, 2016. The note is not convertible into shares of our common stock, and is secured by a second lien on our property in Denver, Colorado and a first lien on all amounts due to us by Wellness Group Pharms. Any payments received from the sale, lease or commercialization of the property in Denver, and any amounts received from Wellness Group Pharms, will be applied to the principal amount of the Note. Otherwise, all unpaid principal and interest will be due on December 31, 2019. The Company evaluated the debt modification and convertible debt issued in accordance with ASC 470, Debt, and recorded a loss on extinguishment of debt of $901,939, debt discount on secured notes payable – related party of $211,578, and a debt premium on convertible debt of $284,229.

In a separate transaction, the Company borrowed an additional $20,000 from SCP. As of September 30, 2016, the Company owed SCP $2,024,297, net of premiums and discounts.

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

Pursuant to the agreements, we agreed to provide CCI with financing of up to $2.5 million for a five-year term at 18% interest per year for construction and working capital required for CCI’s approved dispensary and cultivation center in Fairhaven, MA. For a three-year period beginning April 1, 2016, we agreed to consult with CCI in the design, construction and operation of the Fairhaven facility. CCI will pay us $10,000 each month for these consulting services. Although the DPH has approved our agreement with CCI relating to the development and lease terms of the MMCC, the actual lease agreement with CCI has not been finalized or approved by the DPH. We will need to secure significant capital to provide the financing to CCI.

As of September 30, 2016, we have provided financing to CCI of $117,693, which includes accrued consulting fees of $60,000, construction and working capital advances of $52,001, and accrued interest of $5,692.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

For the year ended September 30, 2016, Malone and Bailey served as our independent registered public accounting firm. For the year ended September 30, 2015, Hartley Moore Accountancy Corporation served as our independent registered public accounting firm.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by our independent accountants for the audit of our annual financial statements for the years ended September 30, 2016 and 2015, and the aggregate fees paid or accrued for audit-related services and all other services rendered by our independent accountants for those years.

	Year Ended September 30,
	2016	2015

Audit fees	$27,000	$38,000
Tax fees	-	-
Other	-	-
Total	$27,000	$38,000

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

Exhibits

3.1.1	Certificate of Incorporation (1)
3.2	Bylaws (2)
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 filed with Company’s registration statement on Form 10.
(2)	Incorporated by reference to Exhibit 3.2 filed with Company’s registration statement on Form 10.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AmeriCann, Inc.

We have audited the accompanying balance sheet of AmeriCann, Inc. (the “Company”) as of September 30, 2016, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriCann, Inc. as of September 30, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered recurring losses from operations and has an accumulated deficit. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone Bailey, LLP

www.malonebailey.com

Houston, Texas

January 12, 2017

AMERICANN, INC.
BALANCE SHEETS

	September 30, 2016	September 30, 2015

Assets
Current Assets:
Cash and cash equivalents	$24	$201,353
Interest receivable	2,521	5,975
Deposits on land	-	200,000
Prepaid expenses	11,726	35,758
Land held for resale	-	2,250,809
Note receivable	247,378	-
Total current assets	261,649	2,693,895

Land held for resale	2,250,809	-
Furniture and equipment (net of depreciation of $2,581 and $1,458)	5,276	6,399
Notes and other receivables (net of allowance of $469,699 and $456,470)	780,315	1,251,105
Note receivable - related party	117,693	-
Website development costs (net of amortization of $14,986 and $1,153)	26,514	40,347
Deposits on land	925,000	-
Security deposit	3,110	3,110
Total assets	$4,370,366	$3,994,856

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$385,380	$85,298
Interest payable (including $109,825 and $0 to related parties)	118,749	-
Other payables	14,927	11,716
Deferred revenue	60,000	-
Notes payable	1,157,997	900,000
Total current liabilities	1,737,053	997,014

Note payable - related party	2,024,297	1,682,849

Total liabilities	3,761,350	2,679,863

Commitments and contingencies - see Note 9

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 17,031,000 and 16,631,000 shares issued and outstanding as of September 30, 2016 and 2015, respectively	1,703	1,663
Additional paid in capital	6,512,244	5,007,497
Accumulated deficit	(5,904,931)	(3,694,167)
Total stockholders' equity	609,016	1,314,993

Total liabilities and stockholders' equity	$4,370,366	$3,994,856

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICANN, INC.
STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2016	2015

Revenues:
Consulting fees	$60,000	$140,000
Total revenues	60,000	140,000

Operating expenses:
Advertising and marketing	21,312	15,172
Professional fees	571,141	640,326
General and administrative expenses	583,739	835,501
Provision for doubtful accounts	13,229	456,470
Total operating expenses	1,189,421	1,947,469

Loss from operations	(1,129,421)	(1,807,469)

Other income (expense):
Interest income	183,255	213,665
Interest expense	(162,834)	(73,198)
Loss on extinguishment of debt	(991,939)	-
Interest expense - related party	(109,825)	(62,342)
Total other income (expense)	(1,081,343)	78,125

Net loss	$(2,210,764)	$(1,729,344)

Basic and diluted loss per common share	$(0.13)	$(0.10)

Weighted average common shares outstanding	17,031,000	16,622,507

See accompanying notes to financial statements.

AMERICANN, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2014	-	$-	16,581,000	$1,658	$4,606,718	$(1,964,823)	$2,643,553
Stock-based compensation expense	-	-	-	-	299,602	-	299,602
Stock option expense	-	-	-	-	66,932	-	66,932
Stock issued for services in process	-	-	50,000	5	34,245	-	34,250
Net loss	-	-	-	-	-	(1,729,344)	(1,729,344)
Balances, September 30, 2015	-	$-	16,631,000	$1,663	$5,007,497	$(3,694,167)	$1,314,993
Stock-based compensation expense	-	-	-	-	131,075	-	131,075
Stock option expense	-	-	-	-	9,173	-	9,173
Stock issued for debt modification	-	-	400,000	40	1,364,499	-	1,364,539
Net loss	-	-	-	-	-	(2,210,764)	(2,210,764)
Balances, September 30, 2016	-	$-	17,031,000	$1,703	$6,512,244	$(5,904,931)	$609,016

See accompanying notes to financial statements.

AMERICANN, INC.
STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(2,210,764)	$(1,729,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,956	2,217
Provision for doubtful accounts	13,229	456,470
Stock based compensation and option expense	140,249	366,534
Loss on extinguishment of debt	991,939	-
Amortization of deferred financing costs	-	27,772
Amortization of stock issued for prepaid services	-	28,542
Changes in operating assets and liabilities:
Interest receivable	3,454	(5,975)
Prepaid expenses	24,032	(25,050)
Accounts payable and accrued expenses	300,082	59,783
Related party payables	-	(16,357)
Interest payable	8,924	-
Interest payable - related party	109,825	44,657
Other payables	3,211	9,957
Deferred revenue	60,000	(11,740)
Net cash flows used in operations	(540,863)	(792,534)

Cash flows from investing activities:
Capitalization of website development costs	-	(41,500)
Deposit on land	(725,000)	(200,000)
Payments received on notes receivable	338,927	413,695
Advances made on notes receivable - related party	(117,693)	-
Advances made on notes receivable - WGP	(128,744)	(1,021,270)
Net cash flows used in investing activities	(632,510)	(849,075)

Cash flows from financing activities:
Proceeds from note payable	724,544	861,006
Proceeds from note payable - related party	247,500	1,015,000
Payments on note payable - related party	-	(207,000)
Net cash flows provided by financing activities	972,044	1,669,006

Net increase (decrease) in cash and cash equivalents	(201,329)	27,397

Cash and cash equivalents at beginning of period	201,353	173,956

Cash and cash equivalents at end of period	$24	$201,353

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$151,925	$36,357
Cash paid for income taxes	$-	$-
Deferred financing costs	$-	$27,772
Property tax paid directly from escrow	$-	$11,222
Pay off of loan entered into on March 21, 2015, from loan proceeds entered into on September 15, 2015	$-	$650,000

Non-Cash Investing and Financing Activities:

Common stock issued for related party debt settlement	500,000	-
Debt discount on new debt	35,250	-
Reclass note payable to related party (3rd party debt was released and assumed by related party)	521,297	-
Debt discount/premium due to debt modification	72,651	-
Warrants issued with debt modification	756,637	-
Accrued interest added to note payable related party	-	49,849
Advance from deposit reclassed to note receivable - WGP	-	100,000
Shares issued for prepaid services	-	34,250

See accompanying notes to financial statements.

AMERICANN, INC.

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

The Company's activities are subject to significant risks and uncertainties including failure to secure funding to expand its operations.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets  and  liabilities  and  disclosure  of contingent  assets and  liabilities at the date of the financial  statements and the  reported  amounts of revenues  and expenses  during the  reporting  period. The more significant estimates and assumptions made by management are valuation of equity instruments, deferred tax asset valuation and allowance and collectability of long-lived assets. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.  See Note 3 in the Notes to the Financial Statements included as part of this report for a discussion of our provision for doubtful accounts for amount amounts owed from WGP.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, demand deposit accounts and temporary cash investments with maturities of ninety days or less at the date of purchase.

Income Taxes

In accordance with Accounting Standards Codification (ASC) 740 - Income Taxes, the provision for income taxes is computed using the asset and liability method. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities have been adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2016, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

For federal tax purposes, our 2014 through 2016 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Concentration of Credit Risks and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, notes receivables, deposits, accounts receivables and notes receivable. We place our cash with high credit quality financial institutions. As of September 30, 2016, we had outstanding notes receivable of $247,378 with 4900 Jackson, LLC, notes receivable of $117,693 with Coastal Compassion Inc., and a note and a receivable in the amount of $1,250,014 with WGP (exclusive of provision for doubtful accounts of $469,699).  See Note 3 in the Notes to the Financial Statements included as part of this report for a discussion of our provision for doubtful accounts for amounts owed from WGP.

For the year ended September 30, 2016, all of the Company’s revenue was earned from one customer, 4900 Jackson, LLC. For the year ended September 30, 2015, revenue earned from 4900 Jackson, LLC was $100,000, or 71% of total revenues.

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

Derivative Liabilities

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. We determined that none of our financial instruments meet the criteria for derivative accounting as of September 30, 2016 and 2015.

Fixed Assets

Our long-lived assets consisted of property and equipment and are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment, and FASB Topic ASC 205, Presentation of Financial Statements. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through September 30, 2016, we had not experienced impairment losses on our long-lived assets. However, there can be no assurances that demand for our products or services will continue, which could result in an impairment of long-lived assets in the future.

Website Development Costs

We recognized the costs associated with developing a website in accordance with ASC Subtopic 350-50, Website Development Cost. The website development costs are divided into three stages, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development. In short, website development cost for internal use should be capitalized except content input and data conversion costs in content development stage. Costs associated with the website consist of website development costs paid to third parties. Website development amortization expense was $13,833 for the year ended September 30, 2016, and $1,153 for the year ended September 30, 2015.

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

Although situations may arise in which counter performance may be required over a period of time, the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist if the instruments is fully vested on the date of agreement, we determine such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. When it is appropriate for us to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

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

Revenue Recognition

We recognize revenue on consulting at the time the service is rendered and collectability is reasonably assured.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. As amended by the FASB in July 2015, the standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard in 2018.

In August 2014, the FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or evens, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. We will be required to perform an annual assessment of our ability to continue as a going concern when this standard becomes effective on January 1, 2017; however, the adoption of this guidance is not expected to impact our financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We early adopted ASU 2015-17 during our first quarter of fiscal year 2016 on a retrospective basis. The adoption of 2015-17 had no impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the balance sheet. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The Company is currently evaluating the impact of these amendments on its financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). The Company is currently evaluating the impact of these amendments on its financial statements.

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify the following two aspects of Topic 606: 1) identifying performance obligations, and 2) the licensing implementation guidance. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). The Company is currently evaluating the impact of these amendments on its financial statements.

In May 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). The Company is currently evaluating the impact of these amendments on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of these amendments on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flow. The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of these amendments on its financial statements.

NOTE 2.     GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $5,904,931 and $3,694,167 at September 30, 2016 and 2015, respectively, and had a net loss of $2,210,764 for the year ended September 30, 2016. Further, the amount due from WGP of $1,250,014 (before an allowance of $469,699) may not be collectible. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities.

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

NOTE 3.     NOTES RECEIVABLE

Notes and Other Receivables consisted of the following:

	September 30, 2016	September 30, 2015

Note receivable from 4900 Jackson, LLC, a licensed dispensary, interest rate of 12.0%; monthly principal and interest payments of $50,000, with a balloon payment of $182,531 due on May 1, 2017; collateralized by the borrower's assets.	$247,378	$586,305

Notes and other receivables from WGP, a licensed medical marijuana cultivator; $673,294 note secured by real and personal property of the borrower, interest rate of 18.0%; accrued consulting fees of $40,000, construction advances of $332,357 and accrued interest of $204,363. Net of reserves of $469,699 and $456,470. All amounts are due and payable immediately.	780,315	664,800

Related party note receivable from CCI, a non-profit corporation, financing of up to $2.5 million through April 2021, interest rate of 18.0%; monthly principal and interest payments commencing the sixth month after CCI begins to generate sales; accrued consulting fees of $60,000, construction and working capital advances of $52,001, and accrued interest of $5,692; unsecured.	117,693	-
	1,145,386	1,251,105
Less: Current portion	247,378	-
	$898,008	$1,251,105

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

Beginning September 21, 2014, we entered into a series of agreements with WGP, an entity that was pursuing licenses to operate marijuana cultivation facilities under the Illinois Compassionate Use of Medical Cannabis Pilot Program Act.  As amended on February 22, 2015, these agreements provided for the following:

●

We were to replace WGP as the purchasing party under an existing contract to acquire a 16.1 acre parcel in Anna, Illinois as WGP was to take the necessary legal steps to assign to us the right to acquire ownership to the property.  Subsequent to the amendment WGP purchased the land.  To date we have not received title to the land.

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

●

We were to provide working capital advances up to a maximum borrowing amount of $2,772,724, with any advances accruing interest at a rate of 18% per annum.  No principal or interest payments were due until WGP had cash on hand of $250,000, but in any event all principal and interest is due December 31, 2017.

●	We were to receive consulting fees of $20,000 per month, with any unpaid amounts accruing interest at a rate of 18% per annum.

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

Included in Note and Other Receivables – WGP in our balance sheet at September 31, 2016 are working capital advances of $673,294, accrued consulting fees of $40,000, construction advances of $332,357 and accrued interest of $204,363 for a total of $1,250,014.

We have a formal security agreement covering $600,000 of the advances made to WGP (and related interest), whereby the indebtedness is secured by all real and personal property of WGP.  We believe all other amounts owed by WGP are due and payable.  However, given the current dispute with WGP, we have established a provision for doubtful accounts of $469,699 as of September 30, 2016, representing all amounts owed by WGP (including related interest) that are not covered by a formal security agreement.  This provision is reflected as a separate component of operating expense within our accompanying statement of operations.

We have not filed any formal litigation but have provided legal notice that our loans to WGP are immediately due and payable.  By contract, our process for resolving any disputes with WGP is to be resolved via binding arbitration.  We are aggressively pursuing collection of all amounts owed by WGP.

NOTE 4.     NOTES PAYABLE

Unrelated

On March 21, 2015, the Company closed on a $650,000 loan from a third party. The loan was due September 21, 2015 and was secured by the land held for sale the Company owns at 4200 Monaco Street, Denver, Colorado. The annual interest rate for the loan was 14%. This note was repaid as described below.

On September 15, 2015, a potential buyer loaned the Company $900,000. The loan bears interest at 12% per year and was due and payable on March 16, 2016. The Company used $650,000 of the proceeds to repay the existing loan that was secured by the property. On April 6, 2016, the loan was modified as follows:

•     The principal balance of the loan was increased to $990,000;

•     The interest rate was increased to 18% per year; and

•     The maturity date of the loan was extended to March 15, 2017.

We considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification was an extinguishment and therefore, recognized a loss on the extinguishment of the original debt of $90,000 in the year ended September 30, 2016. We may repay the loan at any time without penalty. The loan is secured by a first lien on the five-acre parcel of land in Denver. At September 30, 2016, accrued interest on this note payable was $8,924. Interest expense was $150,497 and $80,623 for the years ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, we had borrowed $203,247 from various unrelated parties, exclusive of debt discounts. The interest rates on these notes range from 8% to 18%, due dates range from December 14, 2016, through January 15, 2017, and $75,000 is convertible into the Company’s common stock at a conversion price of $0.75. In addition to the notes, we issued warrants to purchase 75,000 shares of our common stock, exercisable at a price of $0.75 per share, and warrants to purchase an additional 75,000 shares of common stock, exercisable at a price of $1.25 per share. Both sets of warrants expire on September 15, 2020. We allocated the new proceeds to the warrants, stock options, and the convertible debt based on their relative fair values, as determined by the Black Scholes option pricing model. Based on the Black Scholes option pricing model, $35,250 was allocated to the warrants which are reflected in additional paid-in-capital and $35,250 was allocated to a debt discount. The debt discount is being amortized on a straight-line basis over the term of the note. See Note 8 in the Notes to these Financial Statements for additional information on the warrants.

Related Party

On February 1, 2016, the Company entered into an agreement with an unrelated party which provides the Company with borrowing capacity of $200,000. On May 1, 2016, the agreement was amended to increase the borrowing capacity to $1,000,000. On July 14, 2016, Strategic Capital Partners (“SCP”) assumed the $521,297 loan borrowed against this credit line, increasing the total balance owed to SCP by the Company to $2,431,646. SCP is controlled by Benjamin J. Barton, one of our officers and directors and a principal shareholder. The amounts borrowed from SCP were used to fund our operations.

On July 14, 2016, the Company entered into a debt modification agreement whereby a portion of the debt was converted into common stock and the remaining debt was renegotiated into two promissory notes.

Of the amounts owed to SCP, $500,000 was converted into 400,000 shares of our common stock ($1.25 conversion rate).

The remaining $1,931,646 owed to SCP was divided into two promissory notes.

The first note, in the principal amount of $1,000,000, bears interest at 9.5% per year and matures on December 31, 2019. Interest is payable quarterly with the first interest payment due on September 30, 2016. The note can be converted at any time, at the option of the lender, into shares of our common stock, initially at a conversion price of $1.25 per share. The conversion price will be proportionately adjusted in the event of any stock split or capital reorganization. The note is not secured. At September 30, 2016, accrued interest on this note payable was $20,301.

If the average closing price of our common stock is at least $2.50 for twenty consecutive trading days, and the average daily volume of trades of our common stock during the twenty trading days is at least 100,000 shares, we may, within 10 days of the end of such twenty-day period, notify SCP that its right to convert the note into shares of our common stock will end 45 days after the date of the notice to SCP.

The second note, in the principal amount of $931,640, bears interest at 8% per year and matures on December 31, 2019. Interest is payable quarterly, with the first interest payment due on September 30, 2016. The note is not convertible into shares of our common stock. The note is secured by a second lien on our property in Denver, Colorado and a first lien on all amounts due to us by WGP. Any payments received from the sale, lease or commercialization of the property in Denver, and any amounts received from WGP, will be applied to the principal amount of the note. Otherwise, all unpaid principal and interest will be due on December 31, 2019. At September 30, 2016, accrued interest on this note payable was $15,297.

In connection with the debt modification agreement, we issued SCP warrants to purchase 800,000 shares of our common stock, exercisable at a price of $1.50 per share, and warrants to purchase an additional 800,000 shares of common stock, exercisable at a price of $3.00 per share. Both sets of warrants expire on June 30, 2020. See Note 8 in the Notes to these Financial Statements for additional information on the warrants.

The Company analyzed the modification of the note under ASC 470, Debt, and concluded that the modification was an extinguishment and therefore, recognized a loss on the extinguishment of the original debt of $901,939 as follows:

Present Value as
Reacquisition Price of Debt:	of 7/14/16
Common stock issued	$408,000
Warrants	921,288
$1.0M convertible note	1,284,229
$0.9M secured note	720,068
Reacquisition Price of Debt:	$3,333,585
Net Carrying Amount of Extinguished Debt:	2,431,646
Gain/(loss) on extinguishment of debt:	$(901,939)

The Company allocated the reacquisition price to the warrants, stock options, and the convertible debt based on their relative fair values, as determined by the Black Scholes option pricing model. Based on the Black Scholes option pricing model, $921,288 was allocated to the warrants which are reflected in additional paid-in-capital, $284,229 was allocated to a debt premium on the convertible debt, and $211,578 was allocated to a debt discount on the secured note. Both the debt premium and discount are being amortized on a straight-line basis over the term of the note.

In a separate transaction, the Company borrowed an additional $20,000 from SCP. As of September 30, 2016, the Company owed SCP $2,024,297, net of premiums and discounts.

NOTE 5.     RELATED PARTY TRANSACTIONS

Strategic Capital Partners. At September 30, 2016 and 2015, we had outstanding notes payable to SCP, of $2,024,297 and $1,682,849, respectively. On July 14, 2016, $500,000 of the amount owed to SCP was converted into 400,000 shares of our common stock, and the remaining $1,931,646 owed to SCP was divided into two promissory notes. See Notes 4 and 8 in the Notes to these Financial Statements.

Interest expense was $109,825 and $62,342 for the years ended September 30, 2016 and 2015, respectively. Interest payable – related party of $109,825 and $0 was included in the accompanying balance sheets at September 30, 2016 and September 30, 2015, respectively.  The Company made no interest payments during 2016 associated with this related party notes payable.  During 2016, the Company received advances of $247,500 and made no payments. During 2015, the Company received advances of $1,015,000 and made payments of $207,000.

During the year ended September 30, 2015, SCP paid expenses of $37,720 on behalf of the Company of which the Company repaid all related amounts as of September 30, 2015. There were no similar transactions during the year ended September 30, 2016.

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

As of September 30, 2016, we have provided financing to CCI of $117,693, which includes accrued consulting fees of $60,000, construction and working capital advances of $52,001, and accrued interest of $5,692. At September 30, 2016, we had deferred revenue of $60,000 from consulting services provided to CCI.

NOTE 6.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended
	September 30,
	2016	2015

Net loss attributable to common stockholders	$(2,210,764)	$(1,729,344)

Basic weighted average outstanding shares of common stock	17,031,000	16,622,507
Dilutive effects of common share equivalents	-	-
Dilutive weighted average outstanding shares of common stock	17,031,000	16,622,507

Basic and diluted net loss per share of common stock	$(0.13)	$(0.10)

NOTE 7.     INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to FASB Statement Accounting Standards Codification ASC 740. The Company has made an early adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes.

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The components of the deferred income tax assets and liabilities arising under ASC No. 740 were as follows:

September 30,
	2016	2015

Deferred tax assets	$-	$-

Deferred tax liabilities	-	-

Net deferred tax assets/(liabilities)	$-	$-

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	September 30,
	2016		2015
	Temporary Difference	Tax Effect	Temporary Difference	Tax Effect

Deferred tax assets
Net operating loss	$1,156,331	$428,536	$916,345	$339,597
Other temporary differences	9,261	3,432	175,325	64,975
Net deferred tax assets	1,165,592	431,968	1,091,670	404,572
Valuation allowance	(1,165,592)	(431,968)	(1,091,670)	(404,572)
Total deferred tax asset	-	-	-	-

Deferred tax liabilities
Total deferred liability	-	-	-	-

Total net deferred tax asset	$-	$-	$-	$-

At September 30, 2016 and September 30, 2015, the Company had approximately and $2,551,748 and $1,395,417 respectively, in unused federal net operating loss carryforwards, which begin to expire principally in the year 2034. A deferred tax asset at each date of approximately $431,968 and $404,572 resulting from the loss carryforwards and other temporary differences has been offset by a 100% valuation allowance. The change in the valuation allowance for the period ended September 30, 2016 and September 30, 2015 was approximately $27,396 and $227,029.

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	September 30,
	2016	2015

U.S. Federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	3.06%	3.06%
Total rate	37.06%	37.06%

Less: Net operating loss for which no benefit is currently available	(37.06)%	(37.06)%
Net effective rate	0.00%	0.00%

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are September 30, 2014, 2015, and 2016. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

NOTE 8.     EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock. No preferred shares were outstanding at September 30, 2016 and 2015.

Common Stock

On January 17, 2014, SCP acquired 14,950,000 shares of the Company's outstanding common stock.

In connection with the acquisition:

●	Benjamin J. Barton, the owner of SCP, was appointed as a director of the Company; and
●	Dean Konstantine, Josephine Resma and Howard Behling resigned as officers and directors of the Company.

On February 21, 2014, the Company’s board of  directors  declared a stock dividend  in the  amount  of four  shares of common  stock for each  issued  and outstanding share of common stock and issued 64,400,000 shares as a result. As the Company has an accumulated deficit the stock dividend resulted in no amounts being capitalized out of retained earnings and only the par value amount being capitalized out of paid in capital. On March 20, 2014 SCP, returned 65,750,000 shares to the Company.

On July 14, 2016, $500,000 of a note payable to SCP was converted into 400,000 shares of the Company’s common stock ($1.25 conversion rate) as part of an overall debt modification. See Note 4.

Shares Issued to Officer

In connection with an employment agreement described in Note 9, SCP, the Company's largest shareholder, sold 1,200,000 shares of the Company's common stock to Mr. Keogh at a price of $0.001 per share. The estimated fair market value of the stock was $.75 per share based the then current Private Placement Memorandum in place resulting in an aggregate stock based compensation of $898,800 for the difference between the estimated fair market value of $.75 and the purchase price of $0.001 per share. As the Company expects the shares to be earned over the vesting period, the Company will amortize the entire amount to stock based compensation in the Company's statement of operations over the vesting period. Stock based compensation expense for these shares was $131,075 and $299,602 for the years ended September 30, 2016 and 2015, respectively.  As of September 30, 2016, unrecognized stock based compensation expense associated with this award was $37,450 which is expected to be recognized over a weighted average period of 0.29 years.

Of these 1,200,000 shares, 300,000  shares  vested on March 25, 2014 and 900,000 are subject to the following vesting requirements provided  that Mr. Keogh is employed the Company on the applicable vesting date: (i) 300,000 Shares will vest on the earlier of March 20,  2015 or the date the Company  receives at least $15,000,000 from the sale of its debt or equity  securities;  (ii) 300,000 Shares will  vest on the  earlier  of March  20,  2016 or the date the  Company receives at least  $30,000,000  from the sale of its debt or equity  securities; and (iii) 300,000 Shares will vest on the earlier March 19, 2017 or the date the Company  receives  at least  $45,000,000  from  the  sale of its debt or  equity to be raised will be cumulative. As of September 30, 2016, 900,000 shares have vested.

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

Shares Issued to Consultants

On February 19, 2015, the Company issued 50,000 shares of common stock in connection with an investment relation services agreement dated December 1, 2014 whereby 25,000 shares vested immediately and 25,000 shares vested on the six-month anniversary of the agreement. Services are for a period of 12 months. These shares had an aggregate value of $34,250 based on the fair market value of the stock on the vesting date.  As of September 30, 2015, there was $5,708 in the prepaid expense account. Amortization of the prepaid expense for these shares was $5,708 and $28,542 for the years ended September 30, 2016 and 2015, respectively, and recognized in general and administrative expenses.

Stock Options

Options Issuances in 2015

As part of its amended agreement with WGP, the Company issued options which allow WGP to purchase up to 100,000 shares of the Company's common stock at a price of $4.00 per share. The options were valued at $19,139 using the Black Scholes option pricing model with the following assumptions: $.70 value of stock on grant date; $4.00 exercise price immediate vesting; .75 risk free interest rate; 100% volatility factor; and 0% dividend yield. The options expire in February 2018.  As these options were fully vested at grant date, the full value was recognized immediately as stock based compensation expense and no further expense will be recognized associated with these awards.

Options Issuances in 2016

There were no stock options granted in 2016.

Summary Option Activity

Stock option activity for the year ended September 30, 2016 and 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding at September 30, 2014	1,105,000	$9.12	2.0	$-
Granted	100,000	4.00	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2015	1,205,000	$8.70	2.5	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding as of September 30, 2016	1,205,000	$8.70	1.5	$-
Vested and expected to vest at September 30, 2016	1,205,000	$8.70	1.5	$-
Exercisable at September 30, 2016	1,205,000	$8.70	1.5	$-

Stock based compensation expense related to the options was $9,173 and $66,932 for the years ended September 30, 2016 and 2015, respectively. At September 30, 2016, there is no remaining unrecognized stock-based compensation associated with stock options.

Warrants

On July 14, 2016, $500,000 of the amount owed to SCP discussed in Note 4 was converted into 400,000 shares of our common stock. In connection with the conversion, we issued SCP warrants to purchase 800,000 shares of our common stock, exercisable at a price of $1.50 per share, and warrants to purchase an additional 800,000 shares of common stock, exercisable at a price of $3.00 per share. Both sets of warrants expire on June 30, 2020. The first set of warrants was valued at $510,960 using the Black Scholes option pricing model with the following assumptions: $1.02 value of stock on grant date; $1.25 exercise price; 4-year vesting; 0.96% risk free interest rate; 100% volatility factor; and 0% dividend yield. The second set of warrants was valued at $410,328 using the Black Scholes option pricing model with the following assumptions: $1.02 value of stock on grant date; $3.00 exercise price; 4-year vesting; 0.96% risk free interest rate; 100% volatility factor; and 0% dividend yield.

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

On September 15, 2016, we borrowed $25,000 each from three unrelated parties. In connection with these notes, we issued warrants to purchase a total of 75,000 shares of our common stock, exercisable at a price of $0.75 per share, and warrants to purchase an additional 75,000 shares of common stock, exercisable at a price of $1.25 per share. Both sets of warrants expire on September 15, 2020.

The following table shows the warrant activity for the years ended September 30, 2016 and 2015:

			Weighted
	Shares	Weighted	Average
	Issuable	Average	Remaining
	Upon	Exercise	Contract	Intrinsic
	Exercise	Price	Term	Value

Outstanding at September 30, 2014	2,591,000	$8.92	3.7	$-
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at September 30, 2015	2,591,000	$8.92	2.7	$-
Granted	1,750,000	2.14	3.8	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at September 30, 2016	4,341,000	$6.19	2.3	$-
Exercisable at September 30, 2016	4,341,000	$6.19	2.3	$-

NOTE 9.     COMMITMENTS AND CONTINGENCIES

Officer Employment Agreement.  On March 25, 2014, the Company entered into an employment agreement with Mr. Keogh. The agreement: (i) has an initial term of three years; (ii) requires that Mr. Keogh devote at least 50% of his time to the Company and; (iii) provides that the Company will pay Mr. Keogh $12,000 per month during the term of the agreement. In connection with this employment agreement the Company granted Mr. Keogh shares of common stock and options.  See Note 8 in the Notes to these Financial Statements.

Investment Relations Consulting Agreement. On December 1, 2014, the Company entered into an investment relation services agreement where the Company pays $4,000 per month in exchange for services.  For the year ended September 30, 2015, the total amount paid was $32,000. There were no such transactions during the year ended September 30, 2016. As of September 30, 2015, $12,000 was recorded in accrued liabilities on the balance sheet. Common stock was also issued related to this agreement.  See Note 8 in the Notes to these Financial Statements.

Consulting Agreement. On December 1, 2014, the Company entered into a consulting agreement with a community relations and public affairs company.  Pursuant to the agreement, the Company pays $4,000 per month in exchange for services.  The agreement may be terminated by either party with 30 days written notice. For the year ended September 30, 2015 the total amount paid was $24,000. There were no such transactions during the year ended September 30, 2016. At September 30, 2015, $12,000 was recorded in accrued liabilities on the balance sheet.

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

Between August 2015 and September 2016, there were several amendments to the Agreement to extend the closing date to October 14, 2016. As consideration for the extensions, the Company, at closing, agreed to increase the purchase price to $4,325,000 and paid the seller $725,000, which was applied to the purchase price of the land. As of September 30, 2016, the Company had paid $925,000 that was applied to the purchase price of the land at closing. On October 17, 2016, the Company closed on the land purchase via a sales-leaseback transaction. See Note 10 in the Notes to these Financial Statements for additional information.

Operating Leases. The Company leases its office space located at 3200 Brighton Boulevard, Denver, Colorado for $2,870 per month on a month-to-month basis.

Upon signing the lease, the Company paid a refundable deposit of $3,110. The lease expense was $35,145 and $34,140 for the year ended September 30, 2016 and 2015, respectively.

The Company leases an automobile under an operating lease commencing October 4, 2014 for 39 months at $611 per month. The lease expense was $7,483 and $7,953 for the year ended September 30, 2016 and 2015, respectively.  At September 30, 2016, the future rental payments required under operating leases are as follows:

2017	$7,483
2018	910
2019	-
2020	-
2021	-
Total	$8,393

NOTE 10.     SUBSEQUENT EVENTS

MMCC. On October 17, 2016, the Company closed the previously announced acquisition of a 52.6-acre parcel of undeveloped land in Freetown, Massachusetts. The deposits of $925,000 previously paid by the Company to the seller, Boston Beer Company (“BBC”), were credited against the total purchase price of $4,475,000. The remaining balance of $3,550,000 was paid to BBC by Massachusetts Medical Properties, LLC (“MMP”). The property is located approximately 47 miles southeast of Boston. The Company plans to develop the property as the Massachusetts Medical Cannabis Center (the “MMCC”). Plans for the MMCC include the construction of sustainable greenhouse cultivation, processing, and infused product facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program.

As part of a simultaneous transaction, the Company assigned the property rights to MMP for a nominal fee, and MMP and the Company entered into a lease, pursuant to which MMP agreed to lease the property to the Company for an initial term of fifty (50) years. The Company has the option to extend the term of the lease for four (4) additional ten (10) year periods. The lease is a triple net lease, with the Company paying all real estate taxes, repairs, maintenance and insurance.

The lease payments will be the greater of (a) $30,000 per month; (b) $0.38 per square foot per month of any structure built on the property; or (c) 1.5% of all gross monthly sales of products sold by the Company, any assignee of the Company, or any subtenant of the Company. The lease payments will be adjusted up (but not down) every five (5) years by any increase in the Consumer Price Index.

Between October 17, 2016 and April 17, 2017, the monthly lease payments will accrue, with all accrued lease payments to be paid to MMP on April 17, 2017. On April 17, 2017, the Company will reimburse MMP’s costs and expenses associated with the acquisition of the property, the lease, and the acquisition of the shares and the warrant from the Company (as further described below).

Under the terms of the lease, the Company has six (6) months to obtain capital funding for the construction of the first phase building. In the event that the Company is unable to raise these funds within the six (6) month period, the Company will have an additional six (6) month period to do so; provided, that the Company has paid accrued lease payments and closing costs. If the Company is then unable to raise these funds on or before twelve (12) months from October 17, 2016, the lease will terminate.

The Company shall receive credit for the $925,000 paid towards the purchase price in the form of discounted lease payments. For the initial fifty (50) year term of the lease, the lease payments will be reduced by $1,541.67 each month.

In connection with the sale of the property to MMP and the lease, the Company and MMP entered into a Share Purchase Agreement pursuant to which the Company issued to MMP 100,000 shares of its common stock, par value $0.0001 (“Common Stock”), and a warrant to purchase up to 3,640,000 shares of Common Stock at an exercise price of $1.00 per share. The warrant can be exercised at any time on or after October 17, 2018 and on or before October 17, 2020. The warrant does not contain a cashless exercise provision.

Unregistered Sale of Equity Securities. On November 7, 2016, we accepted subscriptions for $2,000,000 in equity financing through the sale of 2,000,000 Units at a price of $1.00 per Unit. The Units were sold in a private offering to a group of accredited investors. Each Unit consisted of one share of our common stock and one Series I Warrant. Each Series I Warrant allows the Holder to purchase one share of our common stock at a price of $3.00 per share at any time on or before November 4, 2020.

The offering will provide the Company with $2,000,000 in gross proceeds and the potential for an additional $6,000,000 in proceeds with the exercise of the Series I Warrants.

The proceeds from the placement will be utilized for the Company’s Massachusetts Medical Cannabis Center (the “MMCC”) development, to pursue new opportunities in California, Pennsylvania, Florida and other states, and general corporate purposes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of January, 2017.

AMERICANN, INC.

By:	/s/ Timothy Keogh
Timothy Keogh, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Keogh
Timothy Keogh	Chief Executive Officer and a Director	January 12, 2017

/s/ Benjamin J. Barton
Benjamin J. Barton	Chief Financial and Accounting Officer and a Director	January 12, 2017