Form 10-Q
period 2016-12-31
AmeriCann, Inc.
filed 2017-02-14
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Yes ☐ No ☑

As of February 8, 2017, the registrant had 19,131,000 shares of common stock outstanding.

AmeriCann, Inc.

FORM 10-Q

TABLE OF CONTENTS

			PAGE NO.
PART I	FINANCIAL INFORMATION

	Item 1.	Unaudited Financial Statements:
		Balance Sheets as of December 31, 2016 and September 30, 2016	1
		Statements of Operations for the Three Months Ended December 31, 2016 and 2015	2
		Statements of Changes in Stockholders' Equity for the Three Months Ended December 31, 2016	3
		Statements of Cash Flows for the Three Months Ended December 31, 2016 and 2015	4
		Notes to Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION

	Item 6.	Exhibits	17

	SIGNATURES		18

Part I:  FINANCIAL INFORMATION

Item 1.      UNAUDITED Financial Statements

AMERICANN, INC.

BALANCE SHEETS

	December 31, 2016 (unaudited)	September 30, 2016

Assets
Current Assets:
Cash and cash equivalents	$802,769	$24
Interest receivable	-	2,521
Prepaid land lease	53,906	-
Prepaid expenses and other current assets	11,726	11,726
Note receivable	176,147	247,378
Total current assets	1,044,548	261,649

Land held for resale	2,250,809	2,250,809
Furniture and equipment (net of depreciation of $2,862 and $2,581)	4,995	5,276
Notes and other receivables (net of allowance of $473,024 and $469,699)	789,098	780,315
Note receivable - related party	182,686	117,693
Website development costs (net of amortization of $18,445 and $14,986)	23,055	26,514
Prepaid land lease and related deposits	2,627,950	925,000
Security deposit	3,110	3,110
Total assets	$6,926,251	$4,370,366

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$151,672	$385,380
Interest payable (including $0 and $109,825 to related parties)	-	118,749
Other payables	16,281	14,927
Deferred revenue	90,000	60,000
Notes payable (net of discount of $3,819 and $35,250)	986,181	1,157,997
Total current liabilities	1,244,134	1,737,053

Note payable - related party (net of discount of $62,888 and $72,651)	1,994,534	2,024,297

Total liabilities	3,238,668	3,761,350

Commitments and contingencies - see Note 9

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,131,000 and 17,031,000 shares issued and outstanding as of December 31, 2016 and September 30, 2016, respectively	1,913	1,703
Additional paid in capital	10,107,366	6,512,244
Accumulated deficit	(6,421,696)	(5,904,931)
Total stockholders' equity	3,687,583	609,016

Total liabilities and stockholders' equity	$6,926,251	$4,370,366

See accompanying notes to unaudited financial statements.

AMERICANN, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2016	2015

Revenues:
Consulting fees	$15,000	$15,000
Total revenues	15,000	15,000

Operating expenses:
Advertising and marketing	2,247	2,098
Professional fees	150,404	218,329
General and administrative expenses	288,433	175,145
Provision for doubtful accounts	3,325	3,325
Total operating expenses	444,409	398,897

Loss from operations	(429,409)	(383,897)

Other income (expense):
Interest income	27,187	48,295
Interest expense	(81,575)	(31,956)
Interest expense - related party	(32,968)	(21,858)
Total other income (expense)	(87,356)	(5,519)

Net loss	$(516,765)	$(389,416)

Basic and diluted loss per common share	$(0.03)	$(0.02)

Weighted average common shares outstanding	18,286,435	16,631,000

See accompanying notes to unaudited financial statements.

AMERICANN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2016	-	$-	17,031,000	$1,703	$6,512,244	$(5,904,931)	$609,016
Stock-based compensation expense	-	-	-	-	18,725	-	18,725
Shares and warrants issued to lessor	-	-	100,000	10	1,770,323	-	1,770,333
Stock issued for cash, net	-	-	2,000,000	200	1,806,074	-	1,806,274
Net loss	-	-	-	-	-	(516,765)	(516,765)
Balances, December 31, 2016	-	$-	19,131,000	$1,913	$10,107,366	$(6,421,696)	$3,687,583

See accompanying notes to unaudited financial statements.

AMERICANN, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(516,765)	$(389,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,740	3,740
Provision for doubtful accounts	3,325	3,325
Stock based compensation and option expense	18,725	51,722
Amortization of debt discount/(premium)	21,668	-
Changes in operating assets and liabilities:
Interest receivable	2,521	990
Amounts due from WGP	(12,108)	(32,362)
Prepaid expenses	13,477	24,032
Accounts payable and accrued expenses	(233,708)	68,090
Interest payable	(8,924)	31,956
Interest payable - related party	(109,825)	21,858
Other payables	1,354	(1,538)
Deferred revenue	30,000	-
Net cash flows used in operations	(786,520)	(217,603)

Cash flows from investing activities:
Purchase of fixed assets	-	(4,329)
Deposit on land	-	(200,000)
Payments received on notes receivable	86,231	80,876
Advances made on notes receivable - related party	(64,993)	-
Advances made on notes receivable	(15,000)	-
Net cash flows provided by (used in) investing activities	6,238	(123,453)

Cash flows from financing activities:
Common stock issued for cash, net	1,806,274	-
Proceeds from note payable	24,657	-
Proceeds from note payable - related party	-	180,000
Payments on note payable - related party	(20,000)	-
Payments on note payable	(227,904)	-
Net cash flows provided by financing activities	1,583,027	180,000

Net increase (decrease) in cash and cash equivalents	802,745	(161,056)

Cash and cash equivalents at beginning of period	24	201,353

Cash and cash equivalents at end of period	$802,769	$40,297

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest (including $152,556 to related parties)	$164,450	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:

Shares and warrants issued to lessor as consideration for land lease	1,770,333	-

See accompanying notes to unaudited financial statements.

AMERICANN, INC.

Notes To Unaudited Financial Statements

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

Basis of Presentation

The (a) balance sheet as of September 30, 2016, which has been derived from audited financial statements, and (b) the unaudited financial statements as of and for the three months ended December 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on January 12, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2016 as reported in the Form 10-K have been omitted.

Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on net loss.

Recent Accounting Pronouncements

Between May 2014 and December 2016, the Financial Accounting Standards Board(FASB) has issued several Accounting Standards Updates(ASU) on Revenue from Contracts with Customers (Topic 606). These updates will supersede nearly all existing revenue recognition guidance under current U.S. generally accepted accounting principles (GAAP). The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. A five-step process has been defined to achieve this core principle, and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standards in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standards recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of these standards on its financial statements and has not yet determined the method by which it will adopt the standard in 2018.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $6,421,696 and $5,904,931 at December 31, 2016 and September 30, 2016, respectively, and had a net loss of $516,765 for the three months ended December 31, 2016. Further, the amount due from WGP of $1,262,122 (before an allowance of $473,024) may not be collectible. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities.

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

NOTE 3. NOTES AND OTHER RECEIVABLES

Notes and Other Receivables as of December 31, 2016 and September 30, 2016, consisted of the following:

	December 31, 2016	September 30, 2016

Note receivable from 4900 Jackson, LLC, a licensed dispensary, interest rate of 12.0%; monthly principal and interest payments of $50,000, with a balloon payment of $182,531 due on May 1, 2017; collateralized by the borrower's assets.	$176,147	$247,378

Notes and other receivables from WGP, a licensed medical marijuana cultivator; $673,294 note secured by real and personal property of the borrower, interest rate of 18.0%; accrued consulting fees of $40,000, construction advances of $332,357 and accrued interest of $216,471. Net of reserves of $473,024. All amounts are due and payable immediately.	789,098	780,315

Related party note receivable from CCI, a non-profit corporation, financing of up to $2.5 million through April 2021, interest rate of 18.0%; monthly principal and interest payments commencing the sixth month after CCI begins to generate sales; accrued consulting fees of $90,000, construction and working capital advances of $80,089, and accrued interest of $12,597; unsecured.	182,686	117,693
	1,147,931	1,145,386
Less: Current portion	176,147	247,378
	$971,784	$898,008

The notes and other receivables from WGP are classified as long term due to ongoing disputes between the Company and WGP.

NOTE 4.  NOTES PAYABLE

Unrelated

On September 15, 2015, an unrelated third party loaned the Company $900,000. The loan bore interest at 12% per year and was due and payable on March 16, 2016. The Company used $650,000 of the proceeds to repay existing loans that were secured by the land held for sale. On April 6, 2016, the loan was modified as follows:

●	The principal balance of the loan was increased to $990,000;
●	The interest rate was increased to 18% per year; and
●	The maturity date of the loan was extended to March 15, 2017.

The Company considered ASC Subtopic 470-50, Debt Modifications and Extinguishments, and determined that the modification was an extinguishment and therefore, recognized a loss on the extinguishment of the original debt of $90,000. The Company may repay the loan at any time without penalty. The loan is secured by a first lien on the five-acre parcel of land in Denver. Accrued interest on this note payable at December 31, 2016 and September 30, 2016 was $0 and $8,924, respectively.

In September 2016, we had borrowed funds from various unrelated parties. The interest rates on these notes ranged from 8% to 18%, due dates ranged from December 14, 2016, through January 15, 2017, and $75,000 was convertible into the Company’s common stock at a conversion price of $0.75. In addition to the notes, we issued warrants to purchase 75,000 shares of our common stock, exercisable at a price of $0.75 per share, and warrants to purchase an additional 75,000 shares of common stock, exercisable at a price of $1.25 per share. Both sets of warrants expire on September 15, 2020. We allocated the new proceeds to the warrants, stock options, and the convertible debt based on their relative fair values, as determined by the Black Scholes option pricing model. Based on the Black Scholes option pricing model, $35,250 was allocated to the warrants which are reflected in additional paid-in-capital and $35,250 was allocated to a debt discount. The debt discount is being amortized on a straight-line basis over the term of the note. At December 31, 2016, there was no outstanding principle or interest, and unamortized debt discount was $3,819.

Related Party

On February 1, 2016, we entered into an agreement with an unrelated party which provided us with borrowing capacity of $200,000. On May 1, 2016, the agreement was amended to increase the borrowing capacity to $1,000,000. On July 14, 2016, Strategic Capital Partners (“SCP”) assumed the $521,297 loan borrowed against this credit line, increasing the total balance owed to SCP to $2,431,646. SCP is controlled by Benjamin J. Barton, one of our officers and directors and a principal shareholder. The amounts borrowed from SCP were used to fund our operations.

On July 14, 2016, we entered into a debt modification agreement whereby a portion of the debt was converted into common stock and the remaining debt was renegotiated into two promissory notes.

Of the amounts owed to SCP, $500,000 was converted into 400,000 shares of our common stock ($1.25 conversion rate).

The remaining $1,931,646 owed to SCP was divided into two promissory notes.

The first note, in the principal amount of $1,000,000, bears interest at 9.5% per year and matures on December 31, 2019. Interest is payable quarterly. The note can be converted at any time, at the option of the lender, into shares of our common stock, initially at a conversion price of $1.25 per share. The conversion price will be proportionately adjusted in the event of any stock split or capital reorganization. The note is not secured. Accrued interest on this note payable at December 31, 2016 and September 30, 2016 was $0 and $20,301, respectively.

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

The second note, in the principal amount of $931,640, bears interest at 8% per year and matures on December 31, 2019. Interest is payable quarterly. The note is not convertible into shares of our common stock. The note is secured by a second lien on our property in Denver, Colorado and a first lien on all amounts due to us by WGP. Any payments received from the sale, lease or commercialization of the property in Denver, and any amounts received from WGP, will be applied to the principal amount of the note. Otherwise, all unpaid principal and interest will be due on December 31, 2019. Accrued interest on this note payable at December 31, 2016 and September 30, 2016 was $0 and $15,297, respectively.

In connection with the debt modification agreement, we issued SCP warrants to purchase 800,000 shares of our common stock, exercisable at a price of $1.50 per share, and warrants to purchase an additional 800,000 shares of common stock, exercisable at a price of $3.00 per share. Both sets of warrants expire on June 30, 2020.

NOTE 5. RELATED PARTY TRANSACTIONS

Strategic Capital Partners. At December 31, 2016 and September 30, 2016, we had outstanding notes payable to SCP of $1,994,534 and $2,024,297, respectively.

Interest expense was $32,968 and $21,858 for the three months ended December 31, 2016 and 2015, respectively. Interest payable – related party of $0 and $109,825 was included in the accompanying balance sheets at December 31, 2016 and September 30, 2016, respectively.  We made interest payments of $152,556 during 2017, and made no interest payments during 2016 associated with this related party notes payable.  During the three months ended December 31, 2016, we received advances of $0 and made payments of $20,000. During the three months ended December 31, 2015, we received advances of $180,000 and made no payments.

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

As of December 31, 2016, we have provided financing to CCI of $182,686, which includes accrued consulting fees of $90,000, construction and working capital advances of $80,089, and accrued interest of $12,597. At December 31, 2016, we had deferred revenue of $90,000 from consulting services provided to CCI.

NOTE 6. LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	December 31,
	2016	2015

Net loss attributable to common stockholders	$(516,765)	$(389,416)

Basic weighted average outstanding shares of common stock	18,286,435	16,631,000
Dilutive effects of common share equivalents	-	-
Dilutive weighted average outstanding shares of common stock	18,286,435	16,631,000

Basic and diluted net loss per share of common stock	$(0.03)	$(0.02)

We have excluded 1,205,000 of stock options from the computation of diluted net loss per share since the effects are anti-dilutive.

NOTE 7. INCOME TAXES

We did not record any income tax expense or benefit for the three months ended December 31, 2016. We increased our valuation allowance and reduced its net deferred tax assets to zero. Our assessment of the realization of its deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of December 31, 2016.

As of December 31, 2016, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2016.

NOTE 8. STOCK BASED COMPENSATION

Restricted Stock Awards. We use restricted stock awards to compensate certain key executives and other individuals. At December 31, 2016, we had 300,000 outstanding unvested restricted stock awards which vest on March 20, 2017. Stock-based compensation expense associated with restricted stock awards was $18,725 and $46,813 for the three months ended December 31, 2016 and 2015. As of December 31, 2016, unrecognized stock-based compensation associated with restricted stock awards totaled $18,725, which is to be recognized over a weighted average period of 0.2 years.

Stock Options. Stock option activity as of and for the three months ended December 31, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding at September 30, 2016	1,205,000	$8.70	1.5	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding as of December 31, 2016	1,205,000	$8.70	1.2	$-
Vested and expected to vest at December 31, 2016	1,205,000	$8.70	1.2	$-
Exercisable at December 31, 2016	1,205,000	$8.70	1.2	$-

Stock-based compensation expense associated with stock options totaled $0 and $4,909 for the three months ended December 31, 2016 and 2015, respectively. At December 31, 2016, there is no remaining unrecognized stock-based compensation associated with stock options.

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

As of December 31, 2016, we have provided financing to CCI of $182,686, which includes accrued consulting fees of $90,000, construction and working capital advances of $80,089, and accrued interest of $12,597.

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

As of December 31, 2016, we have provided no financing to AQUSCAN.

Operating Leases

Land

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

As part of a simultaneous transaction, the Company assigned the property rights to MMP for a nominal fee and entered a lease agreement pursuant to which MMP agreed to lease the property to the Company for an initial term of fifty (50) years. We have the option to extend the term of the lease for four (4) additional ten (10) year periods. The lease is a triple net lease, with the Company paying all real estate taxes, repairs, maintenance and insurance.

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

The Company shall receive credit for the $925,000 paid towards the purchase price of the land in the form of discounted lease payments. For the initial fifty (50) year term of the lease, the lease payments will be reduced by $1,542 each month.

 In connection with the sale of the property to MMP and the lease, the Company and MMP entered into a Share Purchase Agreement pursuant to which the Company issued to MMP 100,000 shares of its common stock at par value of $0.0001 (“Common Stock”), and a warrant to purchase up to 3,640,000 shares of Common Stock at an exercise price of $1.00 per share. The warrant can be exercised at any time on or after October 17, 2018 and on or before October 17, 2020. The warrant does not contain a cashless exercise provision. The fair value of the warrant was established using the Black Scholes option pricing model using the following assumptions:

●	Risk-free interest rate – 1.12 percent
●	Expected term – 4.0 years
●	Volatility – 100 percent

The Company allocated $1,697,333 to the warrant which is reflected in additional paid-in-capital and was allocated to prepaid land lease. The fair value of the common stock on the date of the agreement was $73,000, which is also reflected in additional paid-in-capital and was allocated to prepaid land lease. The prepaid land lease is being amortized on a straight-line basis over the term of the lease.

The lease expense was $98,852 and $0 for the three months ended December 31, 2016 and 2015, respectively.  At December 31, 2016, the future rental payments required under this lease are $450,000 for the remainder of fiscal 2017, $360,000 for fiscal years 2018 through 2012, and $16,110,000 thereafter.

Office space

The Company leases its office space located at 3200 Brighton Boulevard, Denver, Colorado for $2,870 per month under a month-to-month lease.

The Company leases an automobile under an operating lease commencing October 4, 2014 for 39 months at $611 per month. At December 31, 2016, the future rental payments required under this lease are $5,650 for the remainder of fiscal 2017 and $910 for fiscal 2018.

Except as described above, the Company has no other non-cancelable lease commitments.

NOTE 10.  SHAREHOLDERS’ EQUITY

Sale of Equity Securities. On November 7, 2016, we issued 2,000,000 shares of common stock through the sale of 2,000,000 Units at a price of $1.00 per Unit. The Units were sold in a private offering to a group of accredited investors. Each Unit consisted of one share of our common stock and one Series I Warrant. Each Series I Warrant allows the Holder to purchase one share of our common stock at a price of $3.00 per share at any time on or before November 4, 2020. The relative fair value of the warrants issued was approximately 41% of the proceeds received.

The offering provided us with $2,000,000 in gross proceeds and the potential for an additional $6,000,000 in proceeds with the exercise of the Series I Warrants. The proceeds from the placement will be utilized for the MMCC development, to pursue new opportunities in California, Pennsylvania, Florida and other states, and general corporate purposes.

Shares issued to lessor. As described in Note 9, we entered into a Share Purchase Agreement with MMP pursuant to which we issued to MMP 100,000 shares of our common stock at par value of $0.0001 (“Common Stock”), and a warrant to purchase up to 3,640,000 shares of Common Stock at an exercise price of $1.00 per share. The warrant can be exercised at any time on or after October 17, 2018 and on or before October 17, 2020. The warrant does not contain a cashless exercise provision.

Warrants. Warrant activity as of and for the three months ended December 31, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding at September 30, 2016	4,341,000	$6.19	2.1	$-
Granted	5,640,000	$1.71	3.8	$-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding as of December 31, 2016	9,981,000	$3.66	3.1	$-
Vested and expected to vest at December 31, 2016	9,981,000	$3.66	3.1	$-
Exercisable at December 31, 2016	9,981,000	$3.66	3.1	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended September 30, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K

Forward-Looking Statements

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

RECENT DEVELOPMENTS

MMP. On October 17, 2016, the Company closed the previously announced acquisition of a 52.6-acre parcel of undeveloped land in Freetown, Massachusetts. The deposits of $925,000 previously paid by the Company to the seller, Boston Beer Company (“BBC”), were credited against the total purchase price of $4,475,000. The remaining balance of $3,550,000 was paid to BBC by Massachusetts Medical Properties, LLC (“MMP”). The property is located approximately 47 miles southeast of Boston. The Company plans to develop the property as the Massachusetts Medical Cannabis Center (the “MMCC”). Plans for the MMCC include the construction of sustainable greenhouse cultivation, processing, and infused product facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program.

As part of a simultaneous transaction, the Company assigned the property rights to MMP for a nominal fee, and MMP and the Company entered a lease, pursuant to which MMP agreed to lease the property to the Company for an initial term of fifty (50) years. The Company has the option to extend the term of the lease for four (4) additional ten (10) year periods. The lease is a triple net lease, with the Company paying all real estate taxes, repairs, maintenance and insurance.

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

The Company shall receive credit for the $925,000 paid towards the purchase price of the land in the form of discounted lease payments. For the initial fifty (50) year term of the lease, the lease payments will be reduced by $1,542 each month.

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

The lease expense was $98,852 and $0 for the three months ended December 31, 2016 and 2015, respectively.  At December 31, 2016, the future rental payments required under this lease are $450,000 for the remainder of fiscal 2017, $360,000 for fiscal years 2018 through 2012, and $16,110,000 thereafter.

Sale of Equity Securities. On November 7, 2016, we issued 2,000,000 shares of common stock through the sale of 2,000,000 Units at a price of $1.00 per Unit. The Units were sold in a private offering to a group of accredited investors. Each Unit consisted of one share of our common stock and one Series I Warrant. Each Series I Warrant allows the Holder to purchase one share of our common stock at a price of $3.00 per share at any time on or before November 4, 2020.

The offering provided us with $2,000,000 in gross proceeds and the potential for an additional $6,000,000 in proceeds with the exercise of the Series I Warrants. The proceeds from the placement will be utilized for the MMCC development, to pursue new opportunities in California, Pennsylvania, Florida and other states, and general corporate purposes.

SIGNIFICANT ACCOUNTING POLICIES

There were no changes in our significant accounting policies and estimates during the three months ended December 31, 2016 from those set forth in our Annual Report on Form 10-K for the year ended September 30, 2016 filed on January 12, 2017.

RESULTS OF OPERATIONS

Total Revenues

During the three months ended December 31, 2016 and 2015, we generated $15,000 in revenue. For both periods, all of the Company’s revenue was earned from one customer, 4900 Jackson, LLC.

Advertising and Marketing Expenses

Advertising and marketing expenses were $2,247 and $2,098 for the three months ended December 31, 2016 and 2015, respectively. The Company continues to use print marketing and advertising efforts to raise the profile and awareness of the company and pursue new opportunities in our national expansion program.

Professional Fees

Professional fees were $150,404 and $218,329 for the three months ended December 31, 2016 and 2015, respectively. The decrease is attributable primarily to a decrease in consulting fees associated with the planning, design and permitting of the Massachusetts Medical Cannabis Center which received unanimous Site Plan approval by the Freetown Planning Board in December of 2015.

General and Administrative Expenses

General and administrative expenses were $288,433 and $175,145 for the three months ended December 31, 2016 and 2015, respectively. The increase is attributable primarily lease expense associated with the lease agreement that commenced in October 2016.

Provision for doubtful accounts

Provision for doubtful accounts was $3,325 for the three months ended December 31, 2016 and 2015.

Interest Income

Interest income was $27,187 and $48,295 for the three months ended December 31, 2016 and 2015, respectively. The decrease is attributable to decreases in amounts owed from our clients.

Interest Expense

Interest expense was $114,543 and $53,814 for the three months ended December 31, 2016 and 2015, respectively. The increase is primarily attributable to increased interest rates and the amortization of debt discounts that are associated with the debt modifications that occurred in 2016.

Net Operating Loss

We had a net loss of $(516,765) and $(389,416) for the three months ended December 31, 2016 and 2015, respectively. The increase in net loss is attributable to changes in revenues, operating expenses and interest income and expense, each of which is described above.

 LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $6,421,696 and $5,904,931 at December 31, 2016 and September 30, 2016, respectively, and had a net loss of $516,765 for the three months ended December 31, 2016. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. Further, the amount due from WGP of $1,262,222 (before an allowance of $473,024) may not be collectible.

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

Notes Payable

See Notes 4 and 5 to the financial statements filed with this report for information concerning our notes payable.

Analysis of Cash Flows

During the three months ended December 31, 2016, our net cash flows used in operations were $786,520 as compared to net cash flows used in operations of $217,603 for the three months ended December 31, 2015. The increase is primarily due to decreases in accounts payable, accrued expenses, and interest payable funded by the proceeds from our private equity offering during the three months ended December 31, 2016.

Cash flows provided by investing activities were $6,238 for the three months ended December 31, 2016, consisting of advances made on notes receivable of $79,993, offset by $86,231 of payments received from notes receivable. Cash flows used in investing activities were $123,453 for the three months ended December 31, 2015, consisting of a $200,000 deposit on land and minor purchases of fixed assets, partially offset by $80,876 of payments received from notes receivable.

Cash flows provided by financing activities were $1,583,027 for the three months ended December 31, 2016, consisting of net proceeds from the issuance of common stock of $1,806,274, proceeds from notes payable of $24,657, offset by payments on notes payable to related parties of $20,000 and payments on notes payable of $227,904. Cash flows provided by financing activities were $180,000 for the three months ended December 31, 2015, consisting of proceeds from notes payable to related parties.

We do not have any firm commitments from any person to provide us with any capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2016, we did not have any off balance sheet arrangements.

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

Internal Control over Financial Reporting

As indicated in our Form 10-K filed on January 12, 2017, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective during the 2016 fiscal year at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP.

We are currently in the process of evaluating the steps necessary to remediate this material weakness.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICANN, INC.

Dated: February 14, 2017	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer