Form 10-Q
period 2017-03-31
AmeriCann, Inc.
filed 2017-05-15
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of May 3, 2017, the registrant had 19,181,000 shares of common stock outstanding.

AmeriCann, Inc.

FORM 10-Q

Part I:  FINANCIAL INFORMATION

Item 1.      UNAUDITED Financial Statements

AMERICANN, INC.

BALANCE SHEETS

	March 31, 2017 (unaudited)	September 30, 2016

Assets
Current Assets:
Cash and cash equivalents	$204,411	$24
Interest receivable	527	2,521
Current portion of prepaid land lease	57,959	-
Prepaid expenses and other current assets	11,726	11,726
Note receivable	62,747	247,378
Total current assets	337,370	261,649

Land held for resale	2,250,809	2,250,809
Construction in progress	214,881	-
Furniture and equipment (net of depreciation of $3,143 and $2,581)	4,714	5,276
Notes and other receivables (net of allowance of $469,699 and $469,699)	780,315	780,315
Note receivable - related party	98,741	57,693
Website development costs (net of amortization of $21,903 and $14,986)	19,597	26,514
Prepaid land lease and related deposits, net of current portion	2,811,027	925,000
Security deposit	3,110	3,110
Total assets	$6,520,564	$4,310,366

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$54,448	$385,380
Interest payable (including $0 and $109,825 to related parties)	30,270	118,749
Other payables	23,008	14,927
Notes payable (net of discount of $0 and $35,250)	990,000	1,157,997
Total current liabilities	1,097,726	1,677,053

Note payable - related party (inclusive of premium of $57,719 and $72,651)	1,989,365	2,024,297

Total liabilities	3,087,091	3,701,350

Commitments and contingencies - see Note 9	-	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,181,000 and 17,031,000 shares issued and outstanding as of March 31, 2017 and September 30, 2016, respectively	1,918	1,703
Additional paid in capital	10,366,219	6,512,244
Accumulated deficit	(6,934,664)	(5,904,931)
Total stockholders' equity	3,433,473	609,016

Total liabilities and stockholders' equity	$6,520,564	$4,310,366

See accompanying notes to unaudited financial statements.

AMERICANN, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March,		Six Months Ended March 31,
	2017	2016	2017	2016

Revenues:
Consulting fees	$15,000	$15,000	$30,000	$30,000
Total revenues	15,000	15,000	30,000	30,000

Operating expenses:
Advertising and marketing	4,973	250	7,220	2,348
Professional fees	148,686	134,751	201,083	353,080
General and administrative expenses	364,817	162,400	653,250	337,545
Provision for doubtful accounts	-	3,289	-	6,614
Total operating expenses	518,476	300,690	861,553	699,587

Loss from operations	(503,476)	(285,690)	(831,553)	(669,587)

Other income (expense):
Interest income	2,584	45,492	10,759	93,787
Interest expense	(57,762)	(32,249)	(139,337)	(64,205)
Interest expense - related party	(36,634)	(23,594)	(69,602)	(45,452)
Total other income (expense)	(91,812)	(10,351)	(198,180)	(15,870)

Net loss	$(595,288)	$(296,041)	$(1,029,733)	$(685,457)

Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.06)	$(0.04)

Weighted average common shares outstanding	19,136,555	16,631,000	18,706,825	16,631,000

See accompanying notes to unaudited financial statements.

AMERICANN, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(1,029,733)	$(685,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,479	7,478
Provision for doubtful accounts	-	6,614
Stock based compensation and option expense	37,450	102,799
Amortization of debt discount/(premium)	20,318	-
Changes in operating assets and liabilities:
Interest receivable	1,994	1,951
Amounts due from WGP	-	(64,371)
Prepaid expenses	28,980	25,022
Accounts payable and accrued expenses	(330,932)	127,856
Interest payable	21,346	25,467
Interest payable - related party	(109,825)	45,452
Other payables	8,081	(8,018)
Deferred revenue	-	5,000
Net cash flows used in operations	(1,344,842)	(410,207)

Cash flows from investing activities:
Additions to construction in progress	(214,881)	(4,327)
Deposit on land	-	(250,000)
Payments received on notes receivable	214,631	184,234
Advances made on notes receivable - related party	(41,048)	-
Advances made on notes receivable	(30,000)	-
Net cash flows used in investing activities	(71,298)	(70,093)

Cash flows from financing activities:
Common stock issued for cash, net	1,843,774	-
Proceeds from note payable	24,657	116,185
Proceeds from note payable - related party	-	227,500
Payments on note payable - related party	(20,000)	-
Payments on note payable	(227,904)	-
Net cash flows provided by financing activities	1,620,527	343,685

Net increase (decrease) in cash and cash equivalents	204,387	(136,615)

Cash and cash equivalents at beginning of period	24	201,353

Cash and cash equivalents at end of period	$204,411	$64,738

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest (including $194,368 to related parties)	$277,100	$15,932
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:

Shares and warrants issued to lessor as consideration for land lease	1,972,966	-

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

Basis of Presentation

The (a) balance sheet as of September 30, 2016, which has been derived from audited financial statements, and (b) the unaudited financial statements as of and for the three and six months ended March 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on January 12, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2016 as reported in the Form 10-K have been omitted.

Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on net loss.

Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, to amend the amortization period for certain purchased callable debt securities held at a premium. The ASU shortens the amortization period for the premium to the earliest call date. Under current Generally Accepted Accounting Principles (“GAAP”), entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments should be applied on a modified retrospective basis, and are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this amendment on its financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which is the same time as the amendments in ASU No. 2014-09, and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its financial statements.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250). The ASU adds SEC disclosure requirements for both the quantitative and qualitative impacts that certain recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. Specially, these disclosure requirements apply to the adoption of ASU No. 2014- 09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.   The Company is currently evaluating the impact of these amendments on its financial statements.

Between May 2014 and December 2016, the FASB issued several ASU’s on Revenue from Contracts with Customers (Topic 606). These updates will supersede nearly all existing revenue recognition guidance under current U.S. generally accepted accounting principles (GAAP). The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. A five-step process has been defined to achieve this core principle, and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standards in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standards recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of these standards on its financial statements and has not yet determined the method by which it will adopt the standard in 2018.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $6,934,664 and $5,904,931 at March 31, 2017, and September 30, 2016, respectively, and had a net loss of $1,029,733 for the six months ended March 31, 2017. Further, the amount due from Wellness Group Pharms, LLC (“WGP”) of $1,250,014 (before an allowance of $469,699) may not be collectible. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. The Company filed a Demand for Arbitration against WGP on April 7, 2017. See Note 11, Subsequent Events, for additional discussion.

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

NOTE 3. NOTES AND OTHER RECEIVABLES

Notes and Other Receivables as of March 31, 2017, and September 30, 2016, consisted of the following:

	March 31, 2017	September 30, 2016

Note receivable from 4900 Jackson, LLC, a licensed dispensary, interest rate of 12.0%; monthly principal and interest payments of $50,000, with a balloon payment of $182,531 due on May 1, 2017; collateralized by the borrower's assets.	$62,747	$247,378

Notes and other receivables from WGP, a licensed medical marijuana cultivator; $673,294 note secured by real and personal property of the borrower, interest rate of 18.0%; accrued consulting fees of $40,000, construction advances of $332,357 and accrued interest of $204,363. Net of reserves of $469,699. All amounts are due and payable immediately.	780,315	780,315

Related party note receivable from CCI, a non-profit corporation, financing of up to $2.5 million through April 2021, interest rate of 18.0%; monthly principal and interest payments commencing the sixth month after CCI begins to generate sales; construction and working capital advances of $93,049, and accrued interest of $5,692; unsecured.	98,741	57,693
	941,803	1,085,386
Less: Current portion	62,747	247,378
	$879,056	$838,008

The notes and other receivables from WGP are classified as long term due to ongoing disputes between the Company and WGP. The Company filed a Demand for Arbitration against WGP on April 7, 2017. See Note 11, Subsequent Events, for additional discussion.

NOTE 4.  NOTES PAYABLE

Unrelated

On September 15, 2015, an unrelated third party loaned the Company $900,000. The loan bore interest at 12% per year and was due and payable on March 16, 2016. The Company used $650,000 of the proceeds to repay existing loans that were secured by the land held for sale. On April 6, 2016, the loan was modified to increase the principal balance to $990,000, increase the interest rate to 18% per year, and extend the due date to March 15, 2017. On March 15, 2017, the maturity date of the loan was extended to March 15, 2018, and the interest rate remained the same at 18% per year. The Company may repay the loan at any time without penalty. The loan is secured by a first lien on the five-acre parcel of land in Denver. Accrued interest on this note payable at March 31, 2017 and September 30, 2016 was $30,270 and $8,924, respectively.

In September 2016, we had borrowed funds from various unrelated parties. The interest rates on these notes ranged from 8% to 18%, due dates ranged from December 14, 2016, through January 15, 2017, and $75,000 was convertible into the Company’s common stock at a conversion price of $0.75. In addition to the notes, we issued warrants to purchase 75,000 shares of our common stock, exercisable at a price of $0.75 per share, and warrants to purchase an additional 75,000 shares of common stock, exercisable at a price of $1.25 per share. Both sets of warrants expire on September 15, 2020. We allocated the new proceeds to the warrants, stock options, and the convertible debt based on their relative fair values, as determined by the Black Scholes option pricing model. Based on the Black Scholes option pricing model, $35,250 was allocated to the warrants which are reflected in additional paid-in-capital and $35,250 was allocated to a debt discount. The debt discount is being amortized on a straight-line basis over the term of the note. At March 31, 2017, there was no outstanding principal or interest, and no unamortized debt discount due to the full payment of the notes.

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

The first note, in the principal amount of $1,000,000, bears interest at 9.5% per year and matures on December 31, 2019. Interest is payable quarterly. The note can be converted at any time, at the option of the lender, into shares of our common stock, initially at a conversion price of $1.25 per share. The conversion price will be proportionately adjusted in the event of any stock split or capital reorganization. The note is not secured. Accrued interest on this note payable at March 31, 2017 and September 30, 2016 was $0 and $20,301, respectively.

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

The second note, in the principal amount of $931,646, bears interest at 8% per year and matures on December 31, 2019. Interest is payable quarterly. The note is not convertible into shares of our common stock. The note is secured by a second lien on our property in Denver, Colorado and a first lien on all amounts due to us by WGP. Any payments received from the sale, lease or commercialization of the property in Denver, and any amounts received from WGP, will be applied to the principal amount of the note. Otherwise, all unpaid principal and interest will be due on December 31, 2019. Accrued interest on this note payable at March 31, 2017 and September 30, 2016 was $0 and $15,297, respectively.

In connection with the debt modification agreement, we issued SCP warrants to purchase 800,000 shares of our common stock, exercisable at a price of $1.50 per share, and warrants to purchase an additional 800,000 shares of common stock, exercisable at a price of $3.00 per share. Both sets of warrants expire on June 30, 2020. We allocated the relative fair values to the warrants, stock options, and convertible debt, as determined by the Black Scholes option pricing model. Based on the Black Scholes option pricing model, a net debt premium of $72,651 was allocated to the warrants which are reflected in additional paid-in-capital. The debt premium is being amortized on a straight-line basis over the term of the notes. At March 31, 2017, the outstanding principal on these notes was $1,931,646, and the unamortized debt premium was $57,719. Amortization of debt premium was $5,169 and $14,932 for the three and six months ended March 31, 2017. There was no such amortization for the three and six months ended March 31, 2016.

NOTE 5. RELATED PARTY TRANSACTIONS

Strategic Capital Partners. At March 31, 2017 and September 30, 2016, we had outstanding notes and accrued interest payable, inclusive of premium, to SCP of $1,989,365 and $2,024,297, respectively.

Interest expense was $36,634 and $23,594 for the three months ended March 31, 2017 and 2016, respectively; and $69,602 and $45,452 for the six months ended March 31, 2017 and 2016. There was no interest payable to related parties at March 31, 2017. Interest payable – related party of $109,825 was included in the accompanying balance sheets at September 30, 2016.  We made interest payments of $194,368 during 2017, and made no interest payments during 2016 associated with this related party notes payable.  During the six months ended March 31, 2017, we received advances of $0 and made payments of $20,000. During the six months ended March 31, 2016, we received advances of $227,500 and made no payments.

Coastal Compassion. On April 7, 2016, we signed agreements with Coastal Compassion Inc. (“CCI”). CCI is one of a limited number of non-profit organizations that has received a provisional or final registration to cultivate, process and sell medical cannabis by the Massachusetts Department of Public Health. CCI has agreed to become the initial tenant in our planned Massachusetts Medical Cannabis Center (“MMCC”). Tim Keogh, our Chief Executive Officer, is a Board Member of CCI.

Pursuant to the agreements, we agreed to provide CCI with financing of up to $2.5 million for a five-year term at 18% interest per year for construction and working capital required for CCI’s approved dispensary and cultivation center in Fairhaven, MA. For a three-year period beginning April 1, 2016, we agreed to consult with CCI in the design, construction and operation of the Fairhaven facility. CCI will owe us $10,000 each month for these consulting services, but is not required to pay until six months after generating certain revenues. Although the DPH has approved our agreement with CCI relating to the development and lease terms of the MMCC, the actual lease agreement with CCI has not been finalized or approved by the DPH. We will need to secure significant capital to provide the financing to CCI.

As of March 31, 2017, we have provided financing to CCI of $98,741, which includes construction and working capital advances of $93,049 and accrued interest of $5,692.

NOTE 6. LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Net loss attributable to common stockholders	$(595,288)	$(296,041)	$(1,029,733)	$(685,457)

Basic weighted average outstanding shares of common stock	19,136,555	16,631,000	18,706,825	16,631,000
Dilutive effects of common share equivalents	-	-	-	-
Dilutive weighted average outstanding shares of common stock	19,136,555	16,631,000	18,706,825	16,631,000

Basic and diluted net loss per share of common stock	$(0.03)	$(0.02)	$(0.06)	$(0.04)

We have excluded 1,155,000 of stock options and 9,981,000 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive.

NOTE 7. INCOME TAXES

We did not record any income tax expense or benefit for the three or six months ended March 31, 2017. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of March 31, 2017.

As of March 31, 2017, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2016.

NOTE 8. STOCK BASED COMPENSATION

Restricted Stock Awards. We use restricted stock awards to compensate certain key executives and other individuals. At March 31, 2017, we had no outstanding unvested restricted stock awards. Stock-based compensation expense associated with restricted stock awards was $18,725 and $46,813 for the three months ended March 31, 2017 and 2016, respectively, and $37,450 and $93,626 for the six months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there is no remaining unrecognized stock-based compensation associated with restricted stock awards.

Stock Options. Stock option activity as of and for the six months ended March 31, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding at September 30, 2016	1,205,000	$8.70	1.5	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	50,000	$0.75	2.0	-
Outstanding as of March 31, 2017	1,155,000	$9.04	1.0	$-
Vested and expected to vest at March 31, 2017	1,155,000	$9.04	1.0	$-
Exercisable at March 31, 2017	1,155,000	$9.04	1.0	$-

Stock-based compensation expense associated with stock options totaled $0 and $4,264 for the three months ended March 31, 2017 and 2016, respectively; and $0 and $9,173 for the six months ended March 31, 2017 and 2016, respectively. At March 31, 2017, there is no remaining unrecognized stock-based compensation associated with stock options. During the three and six months ended March 31, 2017, we received proceeds of $37,500 from stock option exercises.

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

Pursuant to the agreements, we agreed to provide CCI with financing of up to $2.5 million for a five-year term at 18% interest per year for construction and working capital required for CCI’s approved dispensary and cultivation center in Fairhaven, MA. For a three- year period beginning April 1, 2016, we agreed to consult with CCI in the design, construction and operation of the Fairhaven facility. CCI will owe us $10,000 each month for these consulting services, but is not required to pay until six months after generating certain revenues. Although the DPH has approved our agreement with CCI relating to the development and lease terms of the MMCC, the actual lease agreement with CCI has not been finalized or approved by the DPH. We will need to secure significant capital to provide the financing to CCI.

As of March 31, 2017, we have provided financing to CCI of $98,741, which includes construction and working capital advances of $93,049 and accrued interest of $5,692.

Operating Leases

Land

On October 17, 2016, the Company closed the previously announced acquisition of a 52.6-acre parcel of undeveloped land in Freetown, Massachusetts. The deposits of $925,000 previously paid by the Company to the seller, Boston Beer Company (“BBC”), were credited against the total purchase price of $4,475,000. The remaining balance of $3,550,000 was paid to BBC by Massachusetts Medical Properties, LLC (“MMP”). The property is located approximately 47 miles southeast of Boston. The Company plans to develop the property as the MMCC. Plans for the MMCC include the construction of sustainable greenhouse cultivation, processing, and infused product facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program.

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

Under the terms of the lease, the Company has six (6) months to obtain capital funding for the construction of the first phase building. In the event that the Company is unable to raise these funds within the six (6) month period, the Company will have an additional six (6) month period to do so; provided, that the Company has paid accrued lease payments and closing costs. If the Company is then unable to raise these funds on or before twelve (12) months from October 17, 2016, the lease will terminate. As of March 31, 2017, the Company has paid all accrued lease payments and closing costs.

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

 In connection with the sale of the property to MMP and the lease, the Company and MMP entered into a Share Purchase Agreement pursuant to which the Company issued to MMP 100,000 shares of its common stock at par value of $0.0001 (“Common Stock”), and a warrant to purchase up to 3,640,000 shares of Common Stock at an exercise price of $1.00 per share. The warrant can be exercised at any time on or after October 17, 2018 and on or before October 17, 2020. The warrant does not contain a cashless exercise provision. The fair value of the warrant was established using the Black Scholes option pricing model using the following assumptions:

●	Risk-free interest rate – 1.12 percent
●	Expected term – 4.0 years
●	Volatility – 115 percent

The Company allocated $1,899,966 to the warrant which is reflected in additional paid-in-capital and was allocated to prepaid land lease. The fair value of the common stock on the date of the agreement was $73,000, which is also reflected in additional paid-in-capital and was allocated to prepaid land lease. The prepaid land lease is being amortized on a straight-line basis over the term of the lease.

The lease expense was $208,184 and $307,036 for the three and six months ended March 31, 2017. No such expense was incurred in the three and six months ended March 31, 2016.  At March 31, 2017, the future rental payments required under this lease are $142,290 for the remainder of fiscal 2017, $341,496 for fiscal years 2018 through 2021, and $15,367,520 thereafter.

Office space

The Company leases its office space located at 3200 Brighton Boulevard, Denver, Colorado for $2,870 per month under a month-to-month lease.

The Company leases an automobile under an operating lease commencing October 4, 2014 for 39 months at $611 per month. At March 31, 2017, the future rental payments required under this lease are $3,666 for the remainder of fiscal 2017 and $910 for fiscal 2018.

Except as described above, the Company has no other non-cancelable lease commitments.

NOTE 10.  SHAREHOLDERS’ EQUITY

Sale of Equity Securities. On November 7, 2016, we sold 2,000,000 Units at a price of $1.00 per Unit. The Units were sold in a private offering to a group of accredited investors. Each Unit consisted of one share of our common stock and one Series I Warrant. Each Series I Warrant allows the Holder to purchase one share of our common stock at a price of $3.00 per share at any time on or before November 4, 2020. The relative fair value of the warrants issued was approximately 43% of the proceeds received.

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

Warrants. Warrant activity as of and for the six months ended March 31, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding at September 30, 2016	4,341,000	$6.19	2.1	$-
Granted	5,640,000	$1.71	3.8	$-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding as of March 31, 2017	9,981,000	$3.66	2.8	$-
Vested and expected to vest at March 31, 2017	9,981,000	$3.66	2.8	$-
Exercisable at March 31, 2017	9,981,000	$3.66	2.8	$-

NOTE 11.  SUBSEQUENT EVENTS

On April 7, 2017, we filed an arbitration claim against WGP. In our arbitration claim we requested an award for damages consisting of $1,005,000 previously advanced to WGP, unpaid consulting fees of $2,880,000, amounts that should have been paid to us under the lease agreement, including the base annual rent of $1,944,000 per year, interest at the rate of 25% on damages awarded by the Arbitrator, all costs and attorney’s fees incurred in the arbitration, and the immediate appointment of a receiver by the Arbitrator pursuant to the terms of our agreements with WGP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended September 30, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K.

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

AmeriCann plans to lease facilities to its Preferred Partners that will be designed with AmeriCann’s propriety cultivation and processing system called “Cannopy.” AmeriCann developed Cannopy with experts from traditional horticulture, lean manufacturing, regulatory compliance and cannabis cultivation. Cannopy includes automation throughout the production life-cycle, customized workflow processes, monitoring and controls, and top-line security systems. Cannopy empowers Preferred Partners to consistently produce medical marijuana for patients at the lowest cost in the most efficient, compliant manner. We plan to provide initial and on-going training, policies, practices and procedures to operate the facilities.

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

The lease expense was $208,184 and $307,036 for the three and six months ended March 31, 2017. No such expense was incurred in the three and six months ended March 31, 2016.  At March 31, 2017, the future rental payments required under this lease are $142,290 for the remainder of fiscal 2017, $341,496 for fiscal years 2018 through 2021, and $15,367,520 thereafter.

Sale of Equity Securities. On November 7, 2016, we sold 2,000,000 Units at a price of $1.00 per Unit. The Units were sold in a private offering to a group of accredited investors. Each Unit consisted of one share of our common stock and one Series I Warrant. Each Series I Warrant allows the Holder to purchase one share of our common stock at a price of $3.00 per share at any time on or before November 4, 2020.

The offering provided us with $2,000,000 in gross proceeds and the potential for an additional $6,000,000 in proceeds with the exercise of the Series I Warrants. The proceeds from the placement will be utilized for the MMCC development, to pursue new opportunities in California, Pennsylvania, Florida and other states, and general corporate purposes.

SIGNIFICANT ACCOUNTING POLICIES

There were no changes in our significant accounting policies and estimates during the six months ended March 31, 2017 from those set forth in our Annual Report on Form 10-K for the year ended September 30, 2016 filed on January 12, 2017.

RESULTS OF OPERATIONS

Total Revenues

During the three and six months ended March 31, 2017, we generated $15,000 and $30,000 in revenue, respectively. During the three and six months ended March 31, 2016, we generated $15,000 and $30,000 in revenue, respectively. All of the Company’s revenue was earned from one customer, 4900 Jackson, LLC.

Advertising and Marketing Expenses

Advertising and marketing expenses were approximately $5,000 and $7,200 for the three and six months ended March 31, 2017, respectively, as compared to approximately $250 and $2,300 for the three and six months ended March 31, 2016, respectively. The Company continues to use print marketing and advertising efforts to raise the profile and awareness of the company and pursue new opportunities in our national expansion program.

Professional Fees

Professional fees were approximately $149,000 and $201,000 for the three and six months ended March 31, 2017, respectively, as compared to approximately $135,000 and $353,000 for the three and six months ended March 31, 2016, respectively. The decrease in professional fees for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016 is due to the capitalization of consulting fees associated with the planning and development of the first phase building of the Massachusetts Medical Cannabis Center.

General and Administrative Expenses

General and administrative expenses were approximately $365,000 and $653,000 for the three and six months ended March 31, 2017, respectively, as compared to approximately $162,000 and $338,000 for the three and six months ended March 31, 2016, respectively. The increase is attributable primarily to lease expense associated with the land lease agreement that commenced in October 2016, partially offset by a decrease in stock based compensation.

Provision for doubtful accounts

Provision for doubtful accounts was approximately $0 and $3,300 for the three months ended March 31, 2017 and 2016, respectively, and approximately $0 and $6,600 for the six months ended March 31, 2017 and 2016, respectively. As a result of the arbitration claim filed against WGP in April 2017, the Company did not recognize interest income on the note receivable from WGP, and thus no provision was recorded against these amounts in the three and six months ended March 31, 2017.

Interest Income

Interest income was approximately $2,600 and $11,000 for the three and six months ended March 31, 2017, respectively, as compared to approximately $45,000 and $94,000 for the three and six months ended March 31, 2016, respectively. The decrease is attributable to a decrease in the amount owed from 4900 Jackson, LLC, in addition to no longer recognizing interest income on the note receivable from WGP as a result of the arbitration claim filed in April 2017.

Interest Expense

Interest expense was approximately $94,000 and $209,000 for the three and six months ended March 31, 2017, respectively, as compared to approximately $56,000 and $110,000 for the three and six months ended March 31, 2016, respectively. The increase is primarily attributable to increased interest rates and the amortization of debt discounts that are associated with the debt modifications that occurred in 2016.

Net Operating Loss

We had a net loss of approximately $(595,000) and $(1,030,000) for the three and six months ended March 31, 2017, respectively, as compared to approximately $(296,000) and $(685,000) for the three and six months ended March 31, 2016, respectively. The increase in net loss is attributable to changes in revenues, operating expenses and interest income and expense, each of which is described above.

 LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $6,934,664 and $5,904,931 at March 31, 2017, and September 30, 2016, respectively, and had a net loss of $1,029,733 for the six months ended March 31, 2017. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. Further, the amount due from WGP of $1,250,014 (before an allowance of $469,699) may not be collectible. The Company filed a Demand for Arbitration against WGP on April 7, 2017. See Note 11, Subsequent Events, for additional discussion.

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

Analysis of Cash Flows

During the six months ended March 31, 2017, our net cash flows used in operations were approximately $1,345,000 as compared to net cash flows used in operations of $410,000 for the six months ended March 31, 2016. The increase is primarily due to an increase in land lease expense associated with the commencement of the lease in October 2016, in addition to decreases in accounts payable, accrued expenses, and interest payable funded by the proceeds from our private equity offering during the three months ended December 31, 2016.

Cash flows used in investing activities were approximately $71,000 for the six months ended March 31, 2017, consisting of additions to construction in progress of approximately $215,000, advances made on notes receivable of $30,000, advances made on notes receivable – related party of approximately $41,000, offset by approximately $215,000 of payments received from notes receivable. Cash flows used in investing activities were approximately $70,000 for the six months ended March 31, 2016, consisting of a $250,000 deposit on land and minor purchases of fixed assets, offset by approximately $184,000 of payments received from notes receivable.

Cash flows provided by financing activities were approximately $1,621,000 for the six months ended March 31, 2017, consisting of net proceeds from the issuance of common stock of approximately $1,844,000, proceeds from notes payable of approximately $25,000, offset by payments on notes payable to related parties of $20,000 and payments on notes payable of approximately $228,000. Cash flows provided by financing activities were approximately $344,000 for the six months ended March 31, 2016, consisting of proceeds from notes payable and notes payable - related parties.

We do not have any firm commitments from any person to provide us with any capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2017, we did not have any off balance sheet arrangements.

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICANN, INC.

Dated: May 15, 2017	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer