Form 10-Q
period 2017-06-30
AmeriCann, Inc.
filed 2017-08-14
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☐ No ☑

As of August 9, 2017, the registrant had 19,366,000 shares of common stock outstanding.

AmeriCann, Inc.

FORM 10-Q

TABLE OF CONTENTS

			PAGE NO.
PART I	FINANCIAL INFORMATION

	Item 1.	Unaudited Financial Statements:
		Balance Sheets as of June 30, 2017 and September 30, 2016	1
		Statements of Operations for the Three and Nine Months Ended June 30, 2017 and 2016	2
		Statements of Cash Flows for the Nine Months Ended June 30, 2017 and 2016	3
		Notes to Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION

	Item 6.	Exhibits	17

	SIGNATURES		18

Part I:  FINANCIAL INFORMATION

Item 1.      UNAUDITED Financial Statements

AMERICANN, INC.

BALANCE SHEETS

	June 30, 2017	September 30, 2016

Assets
Current Assets:
Cash and cash equivalents	$10,418	$24
Interest receivable	-	2,521
Current portion of prepaid land lease	57,959	-
Prepaid expenses and other current assets	31,726	11,726
Note receivable	-	247,378
Total current assets	100,103	261,649

Land held for use	2,250,809	2,250,809
Construction in progress	638,683	-
Furniture and equipment (net of depreciation of $3,423 and $2,581)	4,434	5,276
Notes and other receivables (net of allowance of $469,699)	780,315	780,315
Note receivable - related party	125,327	57,693
Website development costs (net of amortization of $25,361 and $14,986)	16,139	26,514
Prepaid land lease and related deposits, net of current portion	2,796,537	925,000
Security deposit	3,110	3,110
Total assets	$6,715,457	$4,310,366

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$391,381	$385,380
Interest payable (including $0 and $109,825 to related parties)	-	118,749
Other payables	14,650	14,927
Notes payable (net of discount of $0 and $35,250)	990,000	1,157,997
Total current liabilities	1,396,031	1,677,053

Notes payable - related party (inclusive of premium of $52,378 and $72,651)	1,984,024	2,024,297

Total liabilities	3,380,055	3,701,350

Commitments and contingencies - see Note 10	-	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,366,000 and 17,031,000 shares issued and outstanding as of June 30, 2017 and September 30, 2016, respectively	1,937	1,703
Additional paid in capital	10,736,200	6,512,244
Accumulated deficit	(7,402,735)	(5,904,931)
Total stockholders' equity	3,335,402	609,016

Total liabilities and stockholders' equity	$6,715,457	$4,310,366

See accompanying notes to unaudited financial statements.

AMERICANN, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Revenues:
Consulting fees	$10,000	$45,000	$40,000	$75,000
Total revenues	10,000	45,000	40,000	75,000

Operating expenses:
Advertising and marketing	1,945	14,990	9,165	17,338
Professional fees	50,405	140,369	251,488	493,449
General and administrative expenses	344,710	124,571	997,960	462,116
Provision for doubtful accounts	-	3,290	-	9,904
Total operating expenses	397,060	283,220	1,258,613	982,807

Loss from operations	(387,060)	(238,220)	(1,218,613)	(907,807)

Other income (expense):
Interest income	327	44,482	11,086	138,269
Interest expense	(44,413)	(48,826)	(183,750)	(113,031)
Loss on extinguishment of debt	-	(90,000)	-	(90,000)
Interest expense - related party	(36,925)	(23,814)	(106,527)	(69,266)
Total other income (expense)	(81,011)	(118,158)	(279,191)	(134,028)

Net loss	$(468,071)	$(356,378)	$(1,497,804)	$(1,041,835)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.08)	$(0.06)

Weighted average common shares outstanding	19,239,465	16,631,000	18,886,513	16,631,000

See accompanying notes to unaudited financial statements.

AMERICANN, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(1,497,804)	$(1,041,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,217	11,217
Provision for doubtful accounts	-	9,904
Stock based compensation and option expense	37,450	121,524
Loss on extinguishment of debt	-	90,000
Amortization of debt discount/(premium)	14,977	-
Changes in operating assets and liabilities:
Interest receivable	2,521	(93,831)
Prepaid expenses	23,470	24,030
Accounts payable and accrued expenses	(160,659)	195,867
Interest payable	(8,924)	30,780
Interest payable - related party	(109,825)	45,452
Other payables	(277)	(1,779)
Net cash flows used in operations	(1,687,854)	(608,671)

Cash flows from investing activities:
Additions to construction in progress	(472,023)	-
Purchase of fixed assets	-	(4,328)
Deposit on land	-	(525,000)
Payments received on notes receivable	277,378	250,401
Advances made on notes receivable - related party	(67,634)	(55,630)
Advances made on notes receivable	(30,000)	-
Net cash flows used in investing activities	(292,279)	(334,557)

Cash flows from financing activities:
Common stock issued for cash, net	2,176,274	-
Proceeds from exercise of stock options	37,500	-
Proceeds from note payable	24,657	521,297
Proceeds from note payable - related party	-	227,500
Payments on note payable - related party	(20,000)	-
Payments on notes payable	(227,904)	-
Net cash flows provided by financing activities	1,990,527	748,797

Net increase (decrease) in cash and cash equivalents	10,394	(194,431)

Cash and cash equivalents at beginning of period	24	201,353

Cash and cash equivalents at end of period	$10,418	$6,922

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest (including $236,625 to related parties)	$394,049	$57,431
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:

Shares and warrants issued to lessor as consideration for land lease	1,972,966	-
Construction in progress expenditures incurred but not yet paid	166,660	-

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

Basis of Presentation

The (a) balance sheet as of September 30, 2016, which has been derived from audited financial statements, and (b) the unaudited financial statements as of and for the three and nine months ended June 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on January 12, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2016 as reported in the Form 10-K have been omitted.

Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on net loss.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments.  As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company plans to early adopt the ASU, and is currently evaluating implementation date and the impact of this amendment on its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments are effective for fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company does not expect this amendment to have a material impact on its financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, to amend the amortization period for certain purchased callable debt securities held at a premium. The ASU shortens the amortization period for the premium to the earliest call date. Under current Generally Accepted Accounting Principles (“GAAP”), entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments should be applied on a modified retrospective basis, and are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this amendment on its financial statements.

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

NOTE 2. GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $7,402,735 and $5,904,931 at June 30, 2017 and September 30, 2016, respectively, and had a net loss of $1,497,804 for the nine months ended June 30, 2017. Further, the amount due from Wellness Group Pharms, LLC (“WGP”) of $1,250,014 (before an allowance of $469,699) may not be collectible. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. The Company filed a Demand for Arbitration against WGP on April 7, 2017. There are no indicators to suggest that the amounts due from WGP will not be collectible. The arbitration hearing is scheduled to occur on January 8, 2018.

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

NOTE 3. NOTES AND OTHER RECEIVABLES

Notes and Other Receivables as of June 30, 2017, and September 30, 2016, consisted of the following:

	June 30, 2017	September 30, 2016

Note receivable from 4900 Jackson, LLC, a licensed dispensary, interest rate of 12.0%; monthly principal and interest payments of $50,000, with a balloon payment of $182,531 due on May 1, 2017; collateralized by the borrower's assets.	$-	$247,378

Notes and other receivables from WGP, a licensed medical marijuana cultivator; $673,294 note secured by real and personal property of the borrower, interest rate of 18.0%; accrued consulting fees of $40,000, construction advances of $332,357 and accrued interest of $204,363. Net of reserves of $469,699. All amounts are due and payable immediately.	780,315	780,315

Related party note receivable from CCI, a non-profit corporation, financing of up to $2.5 million through April 2021, interest rate of 18.0%; monthly principal and interest payments commencing the sixth month after CCI begins to generate sales; construction and working capital advances of $119,635, and accrued interest of $5,692; unsecured.	125,327	57,693
	905,642	1,085,386
Less: Current portion	-	247,378
	$905,642	$838,008

The notes and other receivables from WGP are classified as long-term due to ongoing disputes between the Company and WGP. The Company filed a Demand for Arbitration against WGP on April 7, 2017. There are no indicators to suggest that the amounts due from WGP will not be collectible. The arbitration hearing is scheduled to occur on January 8, 2018.

NOTE 4. LAND

On July 31, 2014, the Company purchased a five-acre parcel of land located at 4200 Monaco Street, Denver, Colorado for $2,250,809. The property is currently zoned for cannabis cultivation and processing by the City and County of Denver. In 2015, the Company signed an agreement to sell the land for a total purchase price of $2.5 million, but the buyer failed to close the purchase of the property and the agreement with the buyer was terminated. The Company has classified the land as held for use as of June 30, 2017, in accordance with ASC 360-10-45-9, due to the fact that an active program to locate a buyer is not currently in place.

NOTE 5.  NOTES PAYABLE

Unrelated

On September 15, 2015, an unrelated third party loaned the Company $900,000. The loan bore interest at 12% per year and was due and payable on March 16, 2016. The Company used $650,000 of the proceeds to repay existing loans that were secured by the land that is classified as held for sale. On April 6, 2016, the loan was modified to increase the principal balance to $990,000, increase the interest rate to 18% per year, and extend the due date to March 15, 2017. On March 15, 2017, the maturity date of the loan was extended to March 15, 2018, and the interest rate remained the same at 18% per year. The Company may repay the loan at any time without penalty. The loan is secured by a first lien on the five-acre parcel of land in Denver. During the nine months ended June 30, 2017, we received advances of $24,657 and made payments of $227,904. Accrued interest on this note payable at June 30, 2017 and September 30, 2016 was $0 and $8,924, respectively.

In September 2016, we had borrowed funds from various unrelated parties. The interest rates on these notes ranged from 8% to 18%, due dates ranged from December 14, 2016, through January 15, 2017, and $75,000 was convertible into the Company’s common stock at a conversion price of $0.75. In addition to the notes, we issued warrants to purchase 75,000 shares of our common stock, exercisable at a price of $0.75 per share, and warrants to purchase an additional 75,000 shares of common stock, exercisable at a price of $1.25 per share. Both sets of warrants expire on September 15, 2020. We allocated the new proceeds to the warrants, stock options, and the convertible debt based on their relative fair values, as determined by the Black Scholes option pricing model. Based on the Black Scholes option pricing model, $35,250 was allocated to the warrants which are reflected in additional paid-in-capital and $35,250 was allocated to a debt discount. The debt discount is being amortized on a straight-line basis over the term of the note. At June 30, 2017, there was no outstanding principal or interest, and no unamortized debt discount due to the full payment of the notes.

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

The first note, in the principal amount of $1,000,000, bears interest at 9.5% per year and matures on December 31, 2019. Interest is payable quarterly. The note can be converted at any time, at the option of the lender, into shares of our common stock, initially at a conversion price of $1.25 per share. The conversion price will be proportionately adjusted in the event of any stock split or capital reorganization. The note is not secured. Accrued interest on this note payable at June 30, 2017 and September 30, 2016 was $0 and $20,301, respectively.

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

The second note, in the principal amount of $931,646, bears interest at 8% per year and matures on December 31, 2019. Interest is payable quarterly. The note is not convertible into shares of our common stock. The note is secured by a second lien on our property in Denver, Colorado and a first lien on all amounts due to us by WGP. Any payments received from the sale, lease or commercialization of the property in Denver, and any amounts received from WGP, will be applied to the principal amount of the note. Otherwise, all unpaid principal and interest will be due on December 31, 2019. Accrued interest on this note payable at June 30, 2017 and September 30, 2016 was $0 and $15,297, respectively.

In connection with the debt modification agreement, we issued SCP warrants to purchase 800,000 shares of our common stock, exercisable at a price of $1.50 per share, and warrants to purchase an additional 800,000 shares of common stock, exercisable at a price of $3.00 per share. Both sets of warrants expire on June 30, 2020. We allocated the relative fair values to the warrants, stock options, and convertible debt, as determined by the Black Scholes option pricing model. Based on the Black Scholes option pricing model, a net debt premium of $72,651 was allocated to the warrants which are reflected in additional paid-in-capital. The debt premium is being amortized on a straight-line basis over the term of the notes. At June 30, 2017, the outstanding principal on these notes was $1,984,024, and the unamortized debt premium was $52,378. Amortization of debt premium was $5,341 and $20,273 for the three and nine months ended June 30, 2017. There was no such amortization for the three and nine months ended June 30, 2016.

NOTE 6. RELATED PARTY TRANSACTIONS

Strategic Capital Partners. At June 30, 2017 and September 30, 2016, we had outstanding notes and accrued interest payable, inclusive of premium, to SCP of $1,984,024 and $2,024,297, respectively.

Interest expense was $36,925 and $23,814 for the three months ended June 30, 2017 and 2016, respectively; and $106,527 and $69,266 for the nine months ended June 30, 2017 and 2016. There was no interest payable to related parties at June 30, 2017. Interest payable – related party of $109,825 was included in the accompanying balance sheets at September 30, 2016.  We made interest payments of $236,625 during 2017, and made no interest payments during 2016 associated with this related party notes payable.  During the nine months ended June 30, 2017, we received advances of $0 and made payments of $20,000. During the nine months ended June 30, 2016, we received advances of $227,500 and made no payments.

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

As of June 30, 2017, we have provided financing to CCI of $125,327, which includes construction and working capital advances of $119,635 and accrued interest of $5,692.

NOTE 7. LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net loss attributable to common stockholders	$(468,071)	$(356,378)	$(1,497,804)	$(1,041,835)

Basic weighted average outstanding shares of common stock	19,239,465	16,631,000	18,886,513	16,631,000
Dilutive effects of common share equivalents	-	-	-	-
Dilutive weighted average outstanding shares of common stock	19,239,465	16,631,000	18,886,513	16,631,000

Basic and diluted net loss per share of common stock	$(0.02)	$(0.02)	$(0.08)	$(0.06)

We have excluded 1,155,000 of stock options and 10,166,000 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive.

NOTE 8. INCOME TAXES

We did not record any income tax expense or benefit for the three or nine months ended June 30, 2017. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of June 30, 2017.

As of June 30, 2017, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2016.

NOTE 9. STOCK BASED COMPENSATION

Restricted Stock Awards. We use restricted stock awards to compensate certain key executives and other individuals. At June 30, 2017, we had no outstanding unvested restricted stock awards. Stock-based compensation expense associated with restricted stock awards was $0 and $18,725 for the three months ended June 30, 2017 and 2016, respectively, and $37,450 and $112,351 for the nine months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there is no remaining unrecognized stock-based compensation associated with restricted stock awards.

Stock Options. Stock option activity as of and for the nine months ended June 30, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding at September 30, 2016	1,205,000	$8.70	1.5	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	50,000	$0.75	2.0	-
Outstanding as of June 30, 2017	1,155,000	$9.04	0.7	$-
Vested and expected to vest at June 30, 2017	1,155,000	$9.04	0.7	$-
Exercisable at June 30, 2017	1,155,000	$9.04	0.7	$-

Stock-based compensation expense associated with stock options totaled $0 for the three months ended June 30, 2017 and 2016, respectively; and $0 and $9,173 for the nine months ended June 30, 2017 and 2016, respectively. At June 30, 2017, there is no remaining unrecognized stock-based compensation associated with stock options. During the three and nine months ended June 30, 2017, we received proceeds of $0 and $37,500, respectively, from stock option exercises.

NOTE 10.  COMMITMENTS AND CONTIGENCIES

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

As of June 30, 2017, we have provided financing to CCI of $125,327, which includes construction and working capital advances of $119,635 and accrued interest of $5,692.

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

Under the terms of the lease, the Company has six (6) months to obtain $2.6 million in capital funding for the construction of the first phase building. In the event that the Company is unable to raise these funds within the six (6) month period, the Company will have an additional six (6) month period to do so; provided, that the Company has paid accrued lease payments and closing costs. If the Company is then unable to raise these funds on or before twelve (12) months from October 17, 2016, the lease will terminate. Management expects to obtain full funding in advance of the October 17, 2017 deadline.  As of June 30, 2017, the Company has paid all accrued lease payments and closing costs.

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

The lease expense was $99,865 and $406,901 for the three and nine months ended June 30, 2017. No such expense was incurred in the three and nine months ended June 30, 2016.  At June 30, 2017, the future rental payments required under this lease are $85,374 for the remainder of fiscal 2017, $341,496 for fiscal years 2018 through 2021, and $15,367,520 thereafter.

Office space

The Company leases its office space located at 3200 Brighton Boulevard, Denver, Colorado for $2,870 per month under a month-to-month lease.

The Company leases an automobile under an operating lease commencing October 4, 2014 for 39 months at $611 per month. At June 30, 2017, the future rental payments required under this lease are $1,833 for the remainder of fiscal 2017 and $910 for fiscal 2018.

Except as described above, the Company has no other non-cancelable lease commitments.

NOTE 11.  SHAREHOLDERS’ EQUITY

Sale of Equity Securities.  During the quarter ended June 30, 2017, we sold 185,000 Units at a price of $2.00 per Unit. The Units were sold in a private offering to a group of accredited investors. Each Unit consisted of one share of our common stock and one Series V Warrant. Each Series V Warrant allows the Holder to purchase one share of our common stock at a price of $5.00 per share at any time on or before May 18, 2021. The relative fair value of the warrants issued was approximately 48% of the proceeds received. The offering provided us with $370,000 in gross proceeds and the potential for an additional $925,000 in proceeds with the exercise of the Series V Warrants.

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

Shares issued to lessor. As described in Note 10, we entered into a Share Purchase Agreement with MMP pursuant to which we issued to MMP 100,000 shares of our common stock at par value of $0.0001 (“Common Stock”), and a warrant to purchase up to 3,640,000 shares of Common Stock at an exercise price of $1.00 per share. The warrant can be exercised at any time on or after October 17, 2018 and on or before October 17, 2020. The warrant does not contain a cashless exercise provision.

Warrants. Warrant activity as of and for the nine months ended June 30, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding at September 30, 2016	4,341,000	$6.19	2.1	$-
Granted	5,825,000	$1.81	3.3	$-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding as of June 30, 2017	10,166,000	$3.68	2.6	$-
Vested and expected to vest at June 30, 2017	10,166,000	$3.68	2.6	$-
Exercisable at June 30, 2017	6,526,000	$5.18	2.2	$-

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

Under the terms of the lease, the Company has six (6) months to obtain $2.6 million in capital funding for the construction of the first phase building. In the event that the Company is unable to raise these funds within the six (6) month period, the Company will have an additional six (6) month period to do so; provided, that the Company has paid accrued lease payments and closing costs. If the Company is then unable to raise these funds on or before twelve (12) months from October 17, 2016, the lease will terminate. Management expects to obtain full funding in advance of the October 17, 2017 deadline.  As of June 30, 2017, the Company has paid all accrued lease payments and closing costs.

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

The lease expense was $99,865 and $406,901 for the three and nine months ended June 30, 2017. No such expense was incurred in the three and nine months ended June 30, 2016.  At June 30, 2017, the future rental payments required under this lease are $85,374 for the remainder of fiscal 2017, $341,496 for fiscal years 2018 through 2021, and $15,367,520 thereafter.

Sale of Equity Securities. During the quarter ended June 30, 2017, we sold 185,000 Units at a price of $2.00 per Unit. The Units were sold in a private offering to a group of accredited investors. Each Unit consisted of one share of our common stock and one Series V Warrant. Each Series V Warrant allows the Holder to purchase one share of our common stock at a price of $5.00 per share at any time on or before May 18, 2021. The relative fair value of the warrants issued was approximately 48% of the proceeds received. The offering provided us with $370,000 in gross proceeds and the potential for an additional $925,000 in proceeds with the exercise of the Series V Warrants.

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

SIGNIFICANT ACCOUNTING POLICIES

There were no changes in our significant accounting policies and estimates during the nine months ended June 30, 2017 from those set forth in our Annual Report on Form 10-K for the year ended September 30, 2016 filed on January 12, 2017.

RESULTS OF OPERATIONS

Total Revenues

During the three and nine months ended June 30, 2017, we generated $10,000 and $40,000 in revenue, respectively. During the three and nine months ended June 30, 2016, we generated $45,000 and $75,000 in revenue, respectively. The decrease in revenues is due to the deferral of revenues from the CCI consulting agreement in fiscal 2017.

Advertising and Marketing Expenses

Advertising and marketing expenses were approximately $1,900 and $9,200 for the three and nine months ended June 30, 2017, respectively, as compared to approximately $15,000 and $17,000 for the three and nine months ended June 30, 2016, respectively. The decrease is due fewer advertising and marketing activities, as the Company is shifting its focus to the planning and development of the first phase building of the Massachusetts Medical Cannabis Center.

Professional Fees

Professional fees were approximately $50,000 and $251,000 for the three and nine months ended June 30, 2017, respectively, as compared to approximately $140,000 and $493,000 for the three and nine months ended June 30, 2016, respectively. The decrease in professional fees for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016 is due to the capitalization of consulting fees associated with the planning and development of the first phase building of the Massachusetts Medical Cannabis Center.

General and Administrative Expenses

General and administrative expenses were approximately $345,000 and $998,000 for the three and nine months ended June 30, 2017, respectively, as compared to approximately $125,000 and $462,000 for the three and nine months ended June 30, 2016, respectively. The increase is attributable primarily to property taxes and lease expense associated with the land lease agreement that commenced in October 2016, partially offset by a decrease in stock based compensation.

Provision for doubtful accounts

Provision for doubtful accounts was approximately $0 and $3,300 for the three months ended June 30, 2017 and 2016, respectively, and approximately $0 and $9,900 for the nine months ended June 30, 2017 and 2016, respectively. As a result of the arbitration claim filed against WGP in April 2017, the Company did not recognize interest income on the note receivable from WGP, and thus no provision was recorded against these amounts in the three and nine months ended June 30, 2017.

Interest Income

Interest income was approximately $300 and $11,000 for the three and nine months ended June 30, 2017, respectively, as compared to approximately $45,000 and $138,000 for the three and nine months ended June 30, 2016, respectively. The decrease is attributable to a decrease in the full payoff of the note receivable from 4900 Jackson, LLC, in addition to no longer recognizing interest income on the note receivable from WGP as a result of the arbitration claim filed in April 2017.

Interest Expense

Interest expense was approximately $81,000 and $290,000 for the three and nine months ended June 30, 2017, respectively, as compared to approximately $73,000 and $183,000 for the three and nine months ended June 30, 2016, respectively. The increase is primarily attributable to increased interest rates and the amortization of debt discounts that are associated with the debt modifications that occurred in July 2016.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $90,000 in the three and nine months ended June 30, 2016, respectively, as a result of a debt modification. There were no similar charges in the three and nine months ended June 30, 2017.

Net Operating Loss

We had a net loss of approximately $(468,000) and $(1,498,000) for the three and nine months ended June 30, 2017, respectively, as compared to approximately $(356,000) and $(1,042,000) for the three and nine months ended June 30, 2016, respectively. The increase in net loss is attributable to changes in revenues, operating expenses and interest income and expense, each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $7,402,735 and $5,904,931 at June 30, 2017, and September 30, 2016, respectively, and had a net loss of $1,497,804 for the nine months ended June 30, 2017. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. Further, the amount due from WGP of $1,250,014 (before an allowance of $469,699) may not be collectible. The Company filed a Demand for Arbitration against WGP on April 7, 2017. The arbitration hearing is scheduled to occur on January 8, 2018.

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

Notes Payable

See Notes 5 and 6 to the unaudited financial statements filed with this report for information concerning our notes payable.

Analysis of Cash Flows

During the nine months ended June 30, 2017, our net cash flows used in operations were approximately $1,688,000 as compared to net cash flows used in operations of $609,000 for the nine months ended June 30, 2016. The increase is primarily due to an increase in land lease expense associated with the commencement of the lease in October 2016, in addition to decreases in operating accounts payable and accrued expenses, and interest payable funded by the proceeds from our private equity offerings during the nine months ended June 30, 2017.

Cash flows used in investing activities were approximately $292,000 for the nine months ended June 30, 2017, consisting of additions to construction in progress of approximately $472,000, advances made on notes receivable of $30,000, advances made on notes receivable – related party of approximately $68,000, offset by approximately $277,000 of payments received from notes receivable. Cash flows used in investing activities were approximately $335,000 for the nine months ended June 30, 2016, consisting of a $525,000 deposit on land, advances made on notes receivable – related party of approximately $56,000 and minor purchases of fixed assets, offset by approximately $250,000 of payments received from notes receivable.

Cash flows provided by financing activities were approximately $1,991,000 for the nine months ended June 30, 2017, consisting of net proceeds from the issuance of common stock of approximately $2,214,000, proceeds from notes payable of approximately $25,000, offset by payments on notes payable to related parties of $20,000 and payments on notes payable of approximately $228,000. Cash flows provided by financing activities were approximately $749,000 for the nine months ended June 30, 2016, consisting of proceeds from notes payable and notes payable - related parties.

We do not have any firm commitments from any person to provide us with any capital; however, there is a steady increase in the demand for real estate development projects in the regulated cannabis industry.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2017, we did not have any off balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective for the same reasons that our internal control over financial reporting were not effective.

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICANN, INC.

Dated: August 14, 2017	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer