Form 10-K
period 2017-09-30
AmeriCann, Inc.
filed 2017-12-04
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,  and will not be contained,  to the best of Registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2017, was approximately $36,959,000.

As of November 15, 2017, the registrant had 19,366,000 outstanding shares of common stock.

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

ITEM 1.  BUSINESS.

AmeriCann offers a comprehensive, turnkey package of services that includes consulting, design, construction and financing to approved and licensed marijuana operators throughout the United States. Our business plan is based on the anticipated growth of the regulated marijuana market in the United States.

AmeriCann’s team includes board members, consultants, engineers and architects who specialize in real estate development, traditional horticulture, lean manufacturing, medical research, facility construction, regulatory compliance, security, marijuana cultivation and genetics, extraction processes, and infused product development.

To support local businesses that seek to serve cannabis patients in their communities we initiated the AmeriCann Preferred Partner Program. Currently, we have one Preferred Partner in Massachusetts, which is Coastal Compassion, Inc. Through this program, we plan to provide an essential set of resources including advanced cultivation facilities, access to a team of experts and in certain cases, capital for our partner’s businesses. In addition, AmeriCann’s team has assisted applicants in obtaining cannabis licenses in competitive application processes in Massachusetts and Illinois. This support is designed to assist our Preferred Partners in newly regulated markets.

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

4900 Jackson, LLC

During the summer of 2014 we entered into a Financing and Consulting Agreement with a licensed Colorado cannabis cultivator. The agreements called for us to loan $1,000,000 to the Preferred Partner, 4900 Jackson, LLC, to convert an existing 15,000 square foot warehouse into a new cannabis growing and processing facility.  The growing and processing facility was completed in 2015.  As of September 30, 2017, we have received approximately $1,445,000 in principal, interest and consulting payments from the operator of the facility.  The principal and interest were paid in full and the consulting agreement ended in May 2017.

Monaco Street Property

On July 31, 2014, we closed on an all cash purchase of a five-acre parcel of land located in north central Denver, Colorado. The total purchase price for the property was $2,250,000.  The property is currently zoned for cannabis cultivation and processing by the City and County of Denver. This property serves as collateral for a $990,000 loan which is due and payable on March 15, 2018.  On October 5, 2017, we entered into a purchase and sale agreement to sell the parcel of land for $1,760,000 to EEN Real Estate, Inc.  An impairment loss of $639,497 was recognized for the year ended September 30, 2017 to adjust the carrying value to $1,611,312, net of estimated selling costs.

Massachusetts Medical Cannabis Center

On January 14, 2015, we entered into an agreement to purchase a 52.6 acre parcel of undeveloped land in Freetown, Massachusetts. The property is located approximately 47 miles southeast of Boston. We plan to develop the property as the MMCC. Plans for the MMCC include the construction of sustainable greenhouse cultivation and processing facilities that will be leased to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program. Additional plans for the MMCC may include a testing laboratory, a research facility, a training center, an infused product production facility and corporate offices.

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

On October 17, 2016, the Company closed the acquisition of the 52.6-acre parcel of undeveloped land in Freetown, Massachusetts. The deposits of $925,000 previously paid by the Company to the seller, Boston Beer Company (“BBC”), were credited against the total purchase price of $4,475,000. The remaining balance of $3,550,000 was paid to BBC by Massachusetts Medical Properties, LLC (“MMP”). The property is located approximately 47 miles southeast of Boston. The Company plans to develop the property as the MMCC. Plans for the MMCC include the construction of sustainable greenhouse cultivation, processing, and infused product facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program.

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

The lease payments are the greater of (a) $30,000 per month; (b) $0.38 per square foot per month of any structure built on the property; or (c) 1.5% of all gross monthly sales of products sold by the Company, any assignee of the Company, or any subtenant of the Company. The lease payments will be adjusted up (but not down) every five (5) years by any increase in the Consumer Price Index.

Between October 17, 2016 and April 17, 2017, the monthly lease payments accrued, with all accrued lease payments paid to MMP on April 17, 2017. On April 17, 2017, the Company reimbursed MMP’s costs and expenses associated with the acquisition of the property, the lease, and the acquisition of the shares and the warrant from the Company (as further described below).

The Company received a credit for the $925,000 paid towards the purchase price of the land in the form of discounted lease payments. For the initial fifty (50) year term of the lease, the lease payments will be reduced by $1,542 each month.

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

Under the terms of the lease, the Company had six (6) months to obtain $2.6 million in capital funding for the construction of the first phase building. In the event that the Company was unable to raise these funds within the six (6) month period, the Company had an additional six (6) month period to do so; provided, that the Company has paid accrued lease payments and closing costs. If the Company was then unable to raise these funds on or before twelve (12) months from October 17, 2016, the lease would terminate. On October 17, 2017, the lease agreement was amended to provide that the Company will have until 16 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP warrants to purchase up to 100,000 shares of common stock at an exercise price of $1.50 per share. The warrants can be exercised at any time on or after October 17, 2017 and on or before October 17, 2022.

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

Market Conditions

The cannabis industry continues to exceed other industries’ growth rates and retain the title of the “fastest-growing industry in the U.S.” as the Huffington Post reported in 2015.

Marijuana sales in North America reached $6.73 billion in 2016, reflecting 34% growth over 2015 ($5.04 billion), according to ArcView Market Research/BDS Analytics. The research firm projects sales to jump to $21.6 billion by 2021, representing a 26% compound annual growth rate (CAGR).

Adult-Use marijuana is now legal in seven states and the District of Columbia, and medical marijuana is legal in 29 states.

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

As of November 7, 2017, 29 states and the District of Columbia allow their citizens to use Medical Marijuana.  Additionally, 7 states and the District of Columbia have legalized cannabis for recreational use by adults.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Trump administration has indicated that it is not in favor of the legalization of marijuana.  Any change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.  While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal government or the enactment of new and more restrictive laws.

Competition

Currently, there are a number of other companies that are involved in the marijuana industry, many of which we consider to be our competition. Many of these companies provide services similar to those which we provide or plan to provide.  We expect that other companies will recognize the value of serving the marijuana industry and become our competitors.

General

Our offices are located at 3200 Brighton Blvd., Unit 144 Denver, CO 80216. We lease this space on a month-to-month basis at a rate of $2,870 per month.

As of September 30, 2017, we had four full time employees, that being Timothy Keogh, our Chief Executive Officer, Benjamin Barton, Chief Financial Officer, Brian Corr, Director of Horticultural Science and Operations, and Jane Roach, our Office Manager.  As of September 30, 2017, Mr. Keogh was spending approximately 90% of his time on our business, Mr. Barton was spending approximately 95% of his time on our business, Brian Corr was spending approximately 50% of his time on our business, and Jane Roach was spending approximately 100% of her time on our business.

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

Included in Note and Other Receivables – WGP in our consolidated balance sheet at September 30, 2017 are working capital advances of $673,294, accrued consulting fees of $40,000, construction advances of $332,357 and accrued interest of $204,363 for a total of $1,250,014 (before an allowance of $469,699).

We have a formal security agreement covering $600,000 of the advances made to WGP (and related interest), whereby the indebtedness is secured by all real and personal property of WGP.  We believe all other amounts owed by WGP are due and payable.  However, given the current dispute with WGP, we have established a provision for doubtful accounts of $469,699 as of September 30, 2017, representing all amounts owed by WGP (including related interest) that are not covered by a formal security agreement.  This provision is reflected as a separate component of operating expense within our accompanying consolidated statement of operations.

We filed a Demand for Arbitration against WGP on April 7, 2017. There are no indicators to suggest that the amounts due from WGP will not be collectible.  The arbitration hearing is scheduled to begin on January 8, 2018.  See Note 3 to the consolidated financial statements which are a part of this report for a discussion regarding our ongoing dispute with WGP.

In October 2016, we were named as a Defendant in an arbitration proceeding brought by Jay Czarkowski, one of our former officers and directors. In his claim, Mr. Czarkowski claims that we failed to grant him stock options to purchase 200,000 shares of the Company’s common stock pursuant to our March 2014 settlement agreement with Mr. Czarkowski. We have denied Mr. Czarkowski claim since our 10-K reports have disclosed that we have granted these options to Mr. Czarkowski. The claim was dismissed in arbitration.

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

Shown below is the range of high and low closing prices for our common stock as reported by the OTCQX or OTC Bulletin Board for the periods presented:

Quarter Ended	High	Low
December 31, 2015	$0.74	$0.46
March 31, 2016	$0.55	$0.40
June 30, 2016	$1.21	$0.55
September 30, 2016	$1.16	$0.52
December 31, 2016	$3.71	$2.89
March 31, 2017	$4.15	$4.00
June 30, 2017	$2.61	$2.55
September 30, 2017	$1.97	$1.82

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

As of November 15, 2017, we had 171 shareholders of record and 19,366,000 outstanding shares of common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Total Revenues

During the year ended September 30, 2017, we generated $40,000 in revenue, as compared to $60,000 for the year ended September 30, 2016. The reduction in revenues is due to the conclusion of the consulting agreement with 4900 Jackson, LLC in May 2017.

Advertising and Marketing Expenses

Advertising and marketing expenses were $10,712 for the year ended September 30, 2017, as compared to $21,312 for the year ended September 30, 2016. The decrease is due to fewer advertising and marketing activities, as the Company is shifting its focus to the planning and development of the first phase building of the Massachusetts Medical Cannabis Center.

Professional Fees

Professional fees were $415,173 for the year ended September 30, 2017, as compared to $571,141 for the year ended September 30, 2016. The decrease in professional fees is primarily due to the capitalization of consulting fees associated with the planning and development of the first phase building of the Massachusetts Medical Cannabis Center.

General and Administrative Expenses

General and administrative expenses were $1,412,314 for the year ended September 30, 2017, as compared to $583,739 for the year ended September 30, 2016.  The increase is attributable primarily to property taxes and lease expense associated with the land lease agreement that commenced in October 2016 and an increase in stock based compensation.

Provision for Doubtful Accounts

Provision for doubtful accounts was $0 for the year ended September 30, 2017, as compared to $13,229 for the year ended September 30, 2016.  The provision activity during the year ended September 30, 2016 represents additional reserves on accrued interest owed by WGP. As a result of the litigation with WGP, the Company did not recognize interest income on the note receivable from WGP during the year ended September 30, 2017, thus no provision was recorded during the year ended September 30, 2017.

Interest Income

Interest income was $11,086 for the year ended September 30, 2017, as compared to $183,255 for the year ended September 30, 2016. The decrease is attributable to the full payoff of the note receivable from 4900 Jackson, LLC, in addition to no longer recognizing interest income on the note receivable from WGP.

Interest Expense

Interest expense was $345,284 for the year ended September 30, 2017, as compared to $272,659 for the year ended September 30, 2016. The increase is primarily attributable to increased interest rates and the amortization of debt discounts that are associated with the debt modifications that occurred in July 2016.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $991,939 for the year ended September 30, 2016, recognized as a result of the debt modifications discussed in Note 4 to the consolidated financial statements which are a part of this report.  There were no similar charges for the year ended September 30, 2017.

Impairment of Long-Lived Assets

Impairment of long-lived assets was $639,497 for the year ended September 30, 2017, recognized in accordance with Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, as a result of the purchase and sale agreement for the parcel of land in located in north central Denver, Colorado.  See Note 4, Land Held for Sale, to the consolidated financial statements which are a part of this report.  There were no similar charges for the year ended September 30, 2016.

Net Loss

We had a net loss of $2,771,894 for the year ended September 30, 2017, as compared to a net loss of $2,210,764 for the year ended September 30, 2016. The increase in net loss is attributable to changes in revenues, operating expenses, interest income and expense, and impairment loss, each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

Loans

As of September 30, 2017, we had borrowed $1,978,683, inclusive of premium, from a Company controlled by Benjamin J. Barton, one of our officers and directors. The balance consists of two separate notes, as follows:

●

Convertible note of $1,000,000, net of premium of $184,017. Bears interest at 9.5% payable quarterly. The total outstanding principal balance and any accrued and unpaid interest is due on December 31, 2019. SCP has the option to convert all or any part of the principal amount into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $1.25.

●

Secured note of $931,646, net of discount of $136,980. Bears interest at 8% payable quarterly. The total outstanding principal balance and any accrued and unpaid interest is due on December 31, 2019. The note is secured by: 1) a second lien on the Company’s property in Denver, Colorado, and 2) the Company’s claims against WGP.

On September 15, 2016, we borrowed $75,000 from three unrelated parties. The notes bore interest at 12% per year and have since been repaid. As additional consideration for the loans we issued 75,000 Series II warrants and 75,000 Series III warrants to the lenders. Each Series II warrant allows the holder to purchase one share of our common stock at a price of $0.75 per share. Each Series III warrant allows the holder to purchase one share of our common stock at a price of $1.25 per share. The Series II and Series III warrants expire on September 15, 2020. As of November 15, 2017, none of the Series II or III Warrants had been exercised.

On August 25, 2017, we borrowed $80,000 from a third party under a promissory note that provides financing of up to $150,000. The note bears interest at 12% and is due and payable on May 31, 2018.

As of September 30, 2017, we had borrowed $990,000 from a third party. The loan bears interest at 18% and is due March 15, 2018.

Sale of Common Stock and Warrants

During March and April 2014, we sold 1,000,000 shares of our common stock to private investors at a price of $0.75 per share. Benjamin J. Barton, one of our officers and directors, purchased 400,000 shares as an investment.

During July 2014, we raised $2,373,000 through a private sale of 791,000 Units at a price of $3.00 per Unit. Each Unit consisted of one share of common stock and one warrant. Each warrant allows the holder to purchase one share of our common stock at a price of $8.00 per share anytime on or before April 30, 2018. Benjamin J. Barton purchased 666,667 Units for cash as an investment. We have offered the holders of the Series A Warrants 1.5 shares of common stock in exchange for each Series A Warrant. If all Series A Warrants are exchanged, the total shares outstanding will increase by 1,186,500. As of November 15, 2017, none of the Series A Warrants had been exercised and none of the Series A Warrants had been exchanged for shares of our common stock.

On November 7, 2016, we sold 2,000,000 Units at a price of $1.00 per Unit. The Units were sold in a private offering to a group of accredited investors. Each Unit consisted of one share of our common stock and one Series I Warrant. Each Series I Warrant allows the Holder to purchase one share of our common stock at a price of $3.00 per share at any time on or before November 4, 2020.  The relative fair value of the warrants issued was approximately 43% of the proceeds received.  The offering provided us with $2,000,000 in gross proceeds and the potential for an additional $6,000,000 in proceeds with the exercise of the Series I Warrants. Stock issuance costs of $193,726 were netted against the proceeds from this placement. The proceeds from the placement will be utilized for the MMCC development, to pursue new opportunities in California, Pennsylvania, Florida and other states, and general corporate purposes. As of November 15, 2017, none of the Series I Warrants had been exercised.

On March 21, 2017, we issued 50,000 shares of the Company’s common stock related to the exercise of 50,000 options and received cash proceeds of $37,500.

During June 2017, we sold 185,000 Units at a price of $2.00 per Unit. The Units were sold in a private offering to a group of accredited investors. Each Unit consisted of one share of our common stock and one Series V Warrant. Each Series V Warrant allows the Holder to purchase one share of our common stock at a price of $5.00 per share at any time on or before May 18, 2021. The relative fair value of the warrants issued was approximately 48% of the proceeds received. The offering provided us with $370,000 in gross proceeds and the potential for an additional $925,000 in proceeds with the exercise of the Series V Warrants. As of November 15, 2017, none of the Series V Warrants had been exercised.

Equity line agreement

On September 1, 2017, we entered into an equity line agreement with Mountain States Capital, LLC (“MSC”) to provide funding for operations. Under the equity line agreement, MSC agreed to provide us with up to $10,000,000 of funding through the purchase of shares of our common stock. MSC has the option to increase the equity line agreement for a total of $20,000,000. During the term of the agreement, at our sole discretion we may deliver a Put Notice to MSC, which will specify the dollar amount which the Company wants to draw down under the Equity Line. The amount we can draw down at any one time is the lesser of twice the average of the 10-day average daily trading volume (computed by multiplying the volume weighted average price for each day by the number of shares traded for that day), or $500,000. A closing will occur on the date which is no earlier than five trading days following and no later than seven trading days following the applicable Put Notice. On each closing date, we will sell, and MSC will purchase, the shares of the Company’s common stock specified in the Put Notice. The amount to be paid by MSC on a particular closing date will be determined by dividing the dollar amount specified in the Put Notice by the Purchase Price. The Purchase Price is 90% of the lowest daily volume weighted average price of the Company’s common stock during the Pricing Period. The Pricing Period, with respect to a particular Put Notice, is five consecutive trading days including, and immediately following, the delivery of a Put Notice. However, no Put Notice may be delivered on a day that is not a Trading Day. We may specify a Minimum Price when submitting a Put Notice, provided however that the Minimum Price must be more than 75% of the Closing Price of our Common Stock on the date immediately preceding the date of the delivery of the Put Notice. If the Purchase Price is less than the Minimum Price, we may, at our option, sell shares to MSC on the Closing Date using the Purchase Price.

We are under no obligation to submit any Put Notices. The equity line agreement has a term of 18 months, which will begin on the effective date of the registration statement which we have agreed to file with the Securities and Exchange Commission so that the shares of common stock to be sold to MSC may be sold in the public market. As of September 30, 2017, we have not drawn on the equity line and no shares have been issued.

Construction Financing

On October 30, 2017 we secured $800,000 in financing from three unrelated parties (the “Lenders”) in the form of a loan. The primary use of the loan proceeds will be to prepare our Massachusetts Medical Cannabis Center (the “MMCC”) for the first phase of development, which will include a pad-ready site for Building 3 and the improvements to the entrance and roadways for the entire project. The remaining loan proceeds were used to pay lease payments, thru Nov 17, 2017, to Medical Massachusetts Properties, LLC, owner of the land on which the MMCC will be built, and for working capital.

The loan bears interest at 8% per year and is due and payable on April 30, 2018. At the options of the Lenders, all or any portion of the outstanding loan balance is convertible into shares of our common stock. The number of shares of our common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $1.50, which amount will be proportionately adjusted in the event of any stock split or capital reorganization. The loan may be prepaid at any time, without penalty on 5 days’ notice to the Lenders.

The loan is secured by a second deed of trust on our property in Denver, Colorado. Following the closing of any sale of our Denver property, the Lenders will have 10 days to notify us in writing as to whether the Lenders want to:

●	use all or a portion of the net proceeds from the sale of the Denver property to purchase restricted shares of our common stock at a price of $1.50 per share; or
●	have the net proceeds applied to the unpaid accrued interest and principal amount of the loan.

As further consideration for the loan, we issued warrants to the Lenders which allow the Lenders to purchase up to 660,000 shares of our common stock. The warrants are exercisable at a price of $1.50 per share any time on or before October 13, 2022.

Convertible Loans

On October 5, 2017 we borrowed $128,000 from an unrelated third party.  Our net proceeds, after deduction for the Lender’s legal and due diligence fees, were $125,000.  The loan bears interest at 12% per year and is due and payable on October 5, 2018.  At any time on or before April 5, 2018 we may prepay the loan by paying the Lender the outstanding loan principal and accrued interest plus premiums ranging from 15% to 35%.  After April 5, 2018, we may not prepay the loan without the consent of the Lender.

On November 13, 2017 we borrowed $68,000 from an unrelated third party.  Our net proceeds, after deduction for the Lender’s legal and due diligence fees, were $65,000.  The loan bears interest at 12% per year and is due and payable on November 13, 2018. At any time on or before May 13, 2018 we may prepay the loan by paying the Lender the outstanding loan principal and accrued interest plus premiums ranging from 15% to 35%.  After April 5, 2018, we may not prepay the loan without the consent of the Lender.  At any time after May 13, 2018 the Lender may convert the unpaid principal amount of the loan into shares of our common stock.

The number of shares to be issued upon conversion of the loans will be determined by dividing the amount of the loan to be converted by the Conversion Price.   If the Market Price of our common stock is greater than or equal to $1.35, the Conversion Price will be the greater of the Variable Conversion Price, or $1.00.  If the Market Price of our common stock is less than $1.35, the Conversion Price is equal to the lesser of the Variable Conversion Price or $1.00 (subject, in each case, to equitable adjustments for stock splits, stock dividends rights offerings, recapitalizations, reclassifications, extraordinary distributions and similar events).  The “Variable Conversion Price” will be 65% of the Market Price.  “Market Price” is the average of the lowest two VWAP’s for our common stock during the fifteen trading day period ending on the latest complete trading day prior to the Conversion Date.  “VWAP” means the dollar volume-weighted average sale price of our common stock on any particular trading day.

Contractual obligations

The Company leases land under an operating lease commencing October 17, 2016, for an initial term of fifty (50) years. We have the option to extend the term of the lease for four (4) additional ten (10) year periods. The lease is a triple net lease, with the Company paying all real estate taxes, repairs, maintenance and insurance. The lease payments will be the greater of (a) $30,000 per month; (b) $0.38 per square foot per month of any structure built on the property; or (c) 1.5% of all gross monthly sales of products sold by the Company, any assignee of the Company, or any subtenant of the Company. The Company received a credit for the $925,000 paid towards the purchase price of the land in the form of discounted lease payments. For the initial fifty (50) year term of the lease, the lease payments will be reduced by $1,542 each month. The lease expense was $506,765 for the year ended September 30, 2017. No such expense was incurred in the year ended September 30, 2016.

The Company leases an automobile under an operating lease commencing October 4, 2014 for 39 months at $611 per month. The lease expense was $7,390 and $7,483 for the years ended September 30, 2017 and 2016, respectively.

At September 30, 2017, the future rental payments required under operating lease are as follows:

2018	342,406
2019	341,496
2020	341,496
2021	341,496
2022	341,496
Thereafter	15,026,024
Total	16,734,414

Our material capital commitments for the year ending September 30, 2018 are:

Description	Amount	Due Date
Repayment of loan	$990,000	03/15/18
First phase of construction at MMCC (1)	$2,600,000	02/17/18
Lease payments (MMCC)	$342,406	(2)
Repayment of convertible loan	$128,000	10/15/18
Repayment of convertible loan	$68,000	11/13/18
Repayment of construction loan	$800,000	03/30/18
Repayment of loan	$80,000	03/31/18

(1) Construction will begin when funding is obtained.
(2) Due in monthly installments.

Analysis of Cash Flows

During the year ended September 30, 2017, our cash flows used in operations were $1,747,948 as compared to net cash used in operations of $600,863 for the year ended September 30, 2016. This was primarily due to an increase in land lease expense associated with the commencement of the lease in October 2016, in addition to decreases in interest payable funded by the proceeds from our private equity offerings during the year ended September 30, 2017.

Cash flows used in investing activities were $320,976 for the year ended September 30, 2017, consisting primarily of additions to construction in progress and advances made on notes receivable – related party, offset by payments received from notes receivable. Cash flows used in investing activities was $572,510 for the year ended September 30, 2016, consisting primarily of deposits on land and advances made on related party notes receivable, offset by payments received from notes receivable.

Cash flows provided by financing activities were $2,070,527 for the year ended September 30, 2017, consisting primarily of net proceeds from the issuance of common stock and proceeds from notes payable, partially offset by payments on notes payable.  Cash flows provided by financing activities was $972,044 for the year ended September 30, 2016, consisting of proceeds from notes payable and proceeds from notes payable – related party.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $8,676,825 and $5,904,931 at September 30, 2017 and 2016, respectively, and had a net loss of $2,771,894 for the year ended September 30, 2017. Further, the amount due from WGP of $1,250,014 (before an allowance of $469,699) may not be collectible. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. The Company filed a Demand for Arbitration against WGP on April 7, 2017. The arbitration hearing is scheduled to begin on January 8, 2018.

Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate additional revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate additional revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements which may be applicable to us are described in Note 1 to the Consolidated Financial Statements included as part of this report.

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are set forth below. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment, or estimates, to any significant degree, except as it pertains to our provision for doubtful accounts associated with amounts due from WGP described in the Notes to the Consolidated Financial Statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions made by management are valuation of equity instruments, deferred tax asset valuation and allowance and collectability of long-lived assets. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.  See Note 3 in the Notes to the Consolidated Financial Statements included as part of this report for a discussion of our provision for doubtful accounts for amount amounts owed from WGP.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, demand deposit accounts and temporary cash investments with maturities of ninety days or less at the date of purchase.

Income Taxes

In accordance with ASC Topic 740 - Income Taxes, the provision for income taxes is computed using the asset and liability method. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the consolidated balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the consolidated financial statements.  The resulting deferred tax assets or liabilities have been adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the consolidated financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2017, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since ours inception. To date, we have not incurred any interest or tax penalties.

For federal tax purposes, our 2015 through 2017 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Concentration of Credit Risks and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, notes receivables, deposits, accounts receivables and notes receivable. We place our cash with high credit quality financial institutions. As of September 30, 2017, we had outstanding notes receivable of $125,327 with Coastal Compassion Inc., and notes and other receivables in the amount of $1,250,014 with WGP (exclusive of provision for doubtful accounts of $469,699).  See Note 3 in the Notes to the Consolidated Financial Statements included as part of this report for a discussion of our provision for doubtful accounts for amounts owed from WGP.

For the years ended September 30, 2017 and 2016, all of the Company’s revenue was earned from one customer, 4900 Jackson, LLC.

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

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC Topic 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. We had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. We had no financial assets or liabilities carried and measured on a recurring basis during the reporting periods. The carrying value of short-term financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and short-term borrowings approximate fair value due to the relatively short period to maturity for these instruments. The long-term borrowings approximate fair value since the related rates of interest approximates current market rates.

Derivative Liabilities

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each consolidated balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. We determined that none of our financial instruments meet the criteria for derivative accounting as of September 30, 2017 and 2016.

Long-Lived Assets

Our long-lived assets consisted of property, equipment and real estate and are reviewed for impairment in accordance with the guidance of ASC Topic 360, Property, Plant, and Equipment, and ASC Topic 205, Presentation of Consolidated Financial Statements. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. For the year ended September 30, 2017, we recognized impairment losses of $639,497 on our long-lived assets. There were no such charges for the year ended September 30, 2016.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to seven years. Land is classified as held for sale when management has the ability and intent to sell, in accordance with ASC Topic 360-45.

Construction in progress (CIP)

CIP consists of initial costs associated with the construction of our medical cannabis center, including interest expenses. When CIP is finished the asset will be transferred to property and equipment. No provision for depreciation is made on CIP until such time that the relevant assets are available and ready to use.

Capitalized Interest

The Company capitalizes interest to construction in progress made in connection with medical center cannabis construction that are not subject to current depreciation. Interest is capitalized only for the period that activities are in progress to bring the projects to their intended use. Capitalized interest was $28,697 and $0 for the years ended September 30, 2017, and 2016, respectively.

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

Although situations may arise in which counter performance may be required over a period of time, the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist if the instrument is fully vested on the date of agreement, we determine such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying consolidated statement of operations over the contract period. When it is appropriate for us to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Non-Cash Equity Transactions

Shares of equity instruments issued for noncash consideration are recorded at the estimated fair market value of the consideration granted based on the estimated fair market value of the equity instrument, or at the estimated fair market value of the goods or services received, whichever is more readily determinable.

Stock-Based Compensation

We account for share-based awards to employees in accordance with ASC Topic 718, Stock Compensation. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Share-based awards to non-employees are accounted for in accordance with ASC Topic 505-50, Equity, wherein such awards are expensed over the period in which the related services are rendered.

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

Revenue Recognition

We recognize revenue on consulting when (i) persuasive evidence of an arrangement exists; (ii) the fee is fixed or determinable; (iii) performance of service has been delivered; and (iv) collection is reasonably assured.

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

Loss per Share

We compute net loss per share in accordance with the ASC Topic 260. The ASC specifies the computation, presentation and disclosure requirements for loss per share for entities with publicly held common stock.

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Shares issuable upon the exercise of equity instruments such as warrants and options were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2017, we did not have any off-consolidated balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Attached.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND   FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedure

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective for the same reasons that our internal control over financial reporting were not adequate.

 Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley (SOX) Section 404.A. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;
(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the issuer’s consolidated financial statements.

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2017, the end of the period covered by this Annual Report on Form 10-K for the year ended September 30, 2017. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework, published in 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective during the 2017 fiscal year at the reasonable assurance level, as a result of material weaknesses related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP, limited or no segregation of duties, and lack of independent directors. As a result, we did not adequately document or test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis. In addition, we did not properly evaluate the accounting and valuation for certain equity instruments. While Management has reviewed the consolidated financial statements and underlying information included in this Annual Report on Form 10-K in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects, the material weaknesses that existed in fiscal 2017 could have led to an error in the original accounting of the estimated fair market value of certain equity instruments.

Remediation of Material Weaknesses

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. While management believes that the Company’s consolidated financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

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

While we have not yet remediated these material weaknesses, we will continue our remediation efforts during fiscal 2018.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Timothy Keogh	38	Chief Executive Officer and a Director
Benjamin J. Barton	53	Chief Financial and Accounting Officer and a Director

The following is a brief summary of the background of each officer and director including their principal occupation during the five preceding years.  All directors will serve until their successors are elected and qualified or until they are removed.

Timothy Keogh was appointed our Chief Executive Officer and a director on March 25, 2014. As our Chief Executive Officer, Mr. Keogh has developed sustainable practices and traditional horticultural approaches to the production of medical cannabis to benefit patients in regulated markets. Prior to joining AmeriCann, Mr. Keogh was the Chief Executive Office and a director of Coastal Compassion, Inc., a non-profit corporation that has entered the medical marijuana business in Massachusetts. This effort began in September of 2012 and was formalized under Massachusetts G.L. Chapter 180 in August of 2013.  Under the direction of Mr. Keogh, Coastal Compassion, Inc. received 1 a limited number Final Certificates for cultivation, processing and dispensing medical cannabis in Massachusetts.

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

Effective March 25, 2014, we entered into an employment agreement with Mr. Keogh.  The agreement has an initial term of three years and provides that we will pay Mr. Keogh $12,000 per month during the term of the agreement.  Pursuant to the employment agreement, Strategic Capital Partners, LLC, our largest shareholder, sold 1,200,000 shares of our common stock to Mr. Keogh at a price of $0.001 per share. As of September 30, 2017, there are no unvested shares.

See Item 12 of this report for information concerning options granted to Mr. Keogh.

On August 18, 2017, our board of directors adopted a Stock Incentive Plan (“the plan”) that provides for the grant of Incentive Stock Options, Non-Qualified Stock Options or Stock Bonuses to persons who are employees of the Company, employees of subsidiaries of the Company, directors, officers, and consultants. Under the plan, the Company may grant up to 1,500,000 options, each to purchase one share of common stock, subject to an exercise price and vesting schedule to be established by the board of directors at the time of the grant. On August 18, 2017, the Company awarded a total of 150,000 options to four consultants at an exercise price of $2.50 per share under the plan. The options vested immediately and can be exercised at any time on or before August 15, 2021. As of November 15, 2017, no options have been exercised.

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

Given our lack of operations to date, our Board of Directors believes that its current members have sufficient knowledge and experience to fulfill the duties and obligations of an audit committee. None of the current Board members is an “audit committee financial expert” within the meaning of the rules and regulations of the Securities and Exchange Commission. The Board has determined that each of its members is able to read and understand fundamental consolidated financial statements and has substantial business experience that results in that member’s financial sophistication.

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

During the years ended September 30, 2017 and 2016 we did not compensate any person for serving as a director.

ITEM 11.  EXECUTIVE COMPENSATION.

During the years ended September 30, 2017 and 2016 we paid the following compensation to our officers:

Name	Year	Salary	Bonus	Options	Total

Timothy Keogh	2017	$144,000			$144,000
Chief Executive Officer	2016	$144,000	-	-	$144,000

Benjamin J. Barton	2017	-	-	-	-
Chief Financial Officer	2016	-	-	-	-

The following shows the amounts we expect to pay to our officers during the year ending September 30, 2018 and the amount of time these persons expect to devote to us.

Name	Projected Compensation	Percent of time to be devoted to the Company's business

Timothy Keogh	$144,000	90%
Benjamin J. Barton	-	95%

Our executive officer is compensated through the following three components:

●	base salary;
●	long-term incentives (stock options and/or grants of stock); and
●	benefits.

These components provide a balanced mix of base compensation and compensation that is contingent upon the executive officer’s individual performance. A goal of the compensation program is to provide executive officers with a reasonable level of security through base salary and benefits. We want to ensure that our compensation program is appropriately designed to encourage executive officer retention and motivation to create shareholder value. Salaries generally have been targeted to be competitive when compared to the salary levels of persons holding similar positions in other publicly traded companies of comparable size. The executive officer’s responsibilities, experience, expertise and individual performance are considered.

During the year ended September 30, 2017, none of our directors was also an executive officer of another entity, which had one of our executive officers serving as a director of such entity or as a member of the compensation committee of such entity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the ownership, as of November 15, 2017, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group.  Each owner has sole voting and investment power over their shares of common stock.

		Percent of
Name	Shares Owned	Outstanding Shares

Timothy Keogh	1,200,000	6.2%
Benjamin J. Barton	-	0.0%
Strategic Capital Partners, LLC (1)	8,966,667	46.3%

All officers and directors as a group (two persons)	10,166,667	52.5%

(1) Strategic Capital Partners, LLC, is controlled by Mr. Barton.

Options and Warrants

The Company has issued options and warrants to the persons and upon the terms shown below:

Name	Date of Issuance	Shares upon exercise of warrants or options	Exercise Price	Expiration Date
Strategic Capital Partners, LLC (1)	02/14/14	1,200,000	$8.00	01/22/18
	02/14/14	600,000	$12.00	01/22/18
	09/09/14	666,667	$8.00	04/30/18
	07/14/16	800,000	$1.25	12/31/19
	07/14/16	800,000	$1.50	06/30/20
	07/14/16	800,000	$3.00	06/30/20

Timothy Keogh	03/25/14	800,000	$8.00	01/22/18
	03/25/14	400,000	$12.00	01/22/18

Former director and officer	03/19/14	100,000	$8.00	03/28/18
	03/19/14	100,000	$12.00	03/28/18

Massachusetts Medical Properties, LLC	10/17/16	3,640,000	$1.00	10/17/20
	10/17/17	100,000	$1.50	10/17/22

Private investors	09/15/16	75,000	$0.75	09/15/20
	09/15/16	75,000	$1.25	09/15/20
	11/07/16	2,000,000	$3.00	11/04/20
	10/30/17	660,000	$1.50	10/13/22
	06/02/17	185,000	$5.00	05/18/21

Brian Corr	08/18/17	75,000	$2.50	08/15/21

Consultants	08/18/17	75,000	$2.50	08/15/21
	08/25/14	55,000	$0.75	08/25/18

(1) Strategic Capital Partners, LLC, is controlled by Mr. Barton.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As explained in Item 1 of this report, Benjamin J. Barton, one of our officers and directors, purchased shares of our common stock and warrants in two separate private placements.

On July 14, 2016, SCP assumed our note payable to an unrelated third party of $521,297. Simultaneously, we modified an existing note payable to SCP. Principal and interest of $500,000 was converted into 400,000 shares of our common stock. In addition, we issued SCP warrants to purchase 800,000 shares of our common stock, exercisable at a price of $1.50 per share, and warrants to purchase an additional 800,000 shares of common stock, exercisable at a price of $3.00 per share. Both sets of warrants expire on June 30, 2020. The remaining $1,931,646 owed to SCP was divided into two promissory notes. The first note, in the principal amount of $1,000,000, bears interest at 9.5% per year and matures on December 31, 2019. Interest is payable quarterly with the first interest payment due on September 30, 2016. The Note can be converted at any time into shares of our common stock, initially at a conversion price of $1.25 per share. The conversion price will be proportionately adjusted in the event of any stock split or capital reorganization. The note is not secured. The second note, in the principal amount of $931,646, bears interest at 8% per year and matures on December 31, 2019. Interest is payable quarterly, with the first interest payment due on September 30, 2016. The note is not convertible into shares of our common stock, and is secured by a second lien on our property in Denver, Colorado and a first lien on all amounts due to us by Wellness Group Pharms. Any payments received from the sale, lease or commercialization of the property in Denver, and any amounts received from Wellness Group Pharms, will be applied to the principal amount of the Note. Otherwise, all unpaid principal and interest will be due on December 31, 2019. As of September 30, 2017, the Company owed SCP $1,978,683, inclusive of premium.

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

As of September 30, 2017, we had provided financing to CCI of $125,327, which includes construction and working capital advances of $119,635, and accrued interest of $5,692.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

For the years ended September 30, 2017 and 2016, Malone and Bailey served as our independent registered public accounting firm.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by our independent accountants for the audit of our annual consolidated financial statements for the years ended September 30, 2017 and 2016, and the aggregate fees paid or accrued for audit-related services and all other services rendered by our independent accountants for those years.

	Year Ended September 30,
	2017	2016

Audit fees	$45,000	$27,000
Tax fees	-	-
Other	-	-
Total	$45,000	$27,000

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Consolidated Financial Statements

Exhibits

3.1.1	Certificate of Incorporation (1)
3.1.2	Certificate of Ownership and Merger (Name Change) (filed herewith)
3.2	Bylaws (2)
10.1	Investment Agreement with Mountain States Capital, LLC (3)
10.2	Real Estate Contract with EEN Real Estate, Inc. (filed herewith)
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1) Incorporated by reference to Exhibit 3.1 filed with Company’s registration statement on Form 10.
(2) Incorporated by reference to Exhibit 3.2 filed with Company’s registration statement on Form 10.
(3) Previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 7, 2017, and incorporated herein by reference.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AmeriCann, Inc.

Denver, CO

We have audited the accompanying consolidated balance sheets of AmeriCann, Inc. and its subsidiary (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriCann, Inc. and its subsidiary as of September 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 1, 2017

AMERICANN, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	September 30, 2016

Assets
Current Assets:
Cash and cash equivalents	$1,627	$24
Interest receivable	-	2,521
Current portion of prepaid land lease	57,959	-
Prepaid expenses and other current assets	5,000	11,726
Note receivable	-	247,378
Total current assets	64,586	261,649

Land held for sale	1,611,312	2,250,809
Construction in progress	680,028	-
Furniture and equipment (net of depreciation of $3,704 and $2,581)	4,153	5,276
Website development costs (net of amortization of $28,820 and $14,986)	12,680	26,514
Notes and other receivables (net of allowance of $469,699)	780,315	780,315
Note receivable - related party	125,327	57,693
Prepaid land lease and related deposits, net of current portion	2,782,047	925,000
Security deposit	3,110	3,110
Total assets	$6,063,558	$4,310,366

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$624,623	$385,380
Interest payable (including $84,998 and $109,825 to related parties)	86,253	118,749
Other payables	19,699	14,927
Notes payable (net of discount of $0 and $35,250)	1,070,000	1,157,997
Total current liabilities	1,800,575	1,677,053

Notes payable - related party (inclusive of premium of $47,037 and $72,651)	1,978,683	2,024,297

Total liabilities	3,779,258	3,701,350

Commitments and contingencies - see Note 10

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,366,000 and 17,031,000 shares issued and outstanding as of September 30, 2017 and 2016, respectively	1,937	1,703
Additional paid in capital	10,959,188	6,512,244
Accumulated deficit	(8,676,825)	(5,904,931)
Total stockholders' equity	2,284,300	609,016

Total liabilities and stockholders' equity	$6,063,558	$4,310,366

See accompanying notes to consolidated financial statements.

AMERICANN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2017	2016

Revenues:
Consulting fees	$40,000	$60,000
Total revenues	40,000	60,000

Operating expenses:
Advertising and marketing	10,712	21,312
Professional fees	415,173	571,141
General and administrative expenses	1,412,314	583,739
Provision for doubtful accounts	-	13,229
Impairment of long-lived assets	639,497	-
Total operating expenses	2,477,696	1,189,421

Loss from operations	(2,437,696)	(1,129,421)

Other income (expense):
Interest income	11,086	183,255
Interest expense	(201,367)	(162,834)
Loss on extinguishment of debt	-	(991,939)
Interest expense - related party	(143,917)	(109,825)
Total other income (expense)	(334,198)	(1,081,343)

Net loss	$(2,771,894)	$(2,210,764)

Basic and diluted loss per common share	$(0.15)	$(0.13)

Weighted average common shares outstanding	19,007,371	17,031,000

See accompanying notes to consolidated financial statements.

AMERICANN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2015	-	$-	16,631,000	$1,663	$5,007,497	$(3,694,167)	$1,314,993
Stock-based compensation expense	-	-	-	-	131,075	-	131,075
Stock option expense	-	-	-	-	9,173	-	9,173
Stock issued for debt modification	-	-	400,000	40	1,364,499	-	1,364,539
Net loss	-	-	-	-	-	(2,210,764)	(2,210,764)
Balances, September 30, 2016	-	$-	17,031,000	$1,703	$6,512,244	$(5,904,931)	$609,016
Stock-based compensation expense	-	-	-	-	37,450	-	37,450
Shares and warrants issued to lessor	-	-	100,000	10	1,972,956	-	1,972,966
Stock option expense	-	-	-	-	222,988	-	222,988
Stock issued for options exercised	-	-	50,000	5	37,495	-	37,500
Stock issued for cash, net	-	-	2,185,000	219	2,176,055	-	2,176,274
Net loss	-	-	-	-	-	(2,771,894)	(2,771,894)
Balances, September 30, 2017	-	$-	19,366,000	$1,937	$10,959,188	$(8,676,825)	$2,284,300

See accompanying notes to consolidated financial statements.

AMERICANN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(2,771,894)	$(2,210,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,957	14,956
Provision for doubtful accounts	-	13,229
Stock based compensation and option expense	260,438	140,249
Loss on extinguishment of debt	-	991,939
Impairment of long-lived assets	639,497	-
Amortization of equity instruments issued to lessor	39,456	-
Amortization of debt discount/(premium)	9,636	-
Changes in operating assets and liabilities:
Interest receivable	2,521	3,454
Bank overdraft	10,616	-
Prepaid expenses	25,230	24,032
Accounts payable and accrued expenses	49,319	300,082
Interest payable	(7,669)	8,924
Interest payable - related party	(24,827)	109,825
Other payables	4,772	3,211
Net cash flows used in operations	(1,747,948)	(600,863)

Cash flows from investing activities:
Additions to construction in progress	(500,720)	-
Deposit on land	-	(725,000)
Payments received on notes receivable	247,378	338,927
Advances made on notes receivable - related party	(67,634)	(57,693)
Advances made on notes receivable	-	(128,744)
Net cash flows used in investing activities	(320,976)	(572,510)

Cash flows from financing activities:
Common stock issued for cash, net	2,176,274	-
Proceeds from exercise of stock options	37,500	-
Proceeds from note payable	104,657	724,544
Proceeds from note payable - related party	-	247,500
Payments on note payable - related party	(20,000)	-
Payments on notes payable	(227,904)	-
Net cash flows provided by financing activities	2,070,527	972,044

Net increase (decrease) in cash and cash equivalents	1,603	(201,329)

Cash and cash equivalents at beginning of period	24	201,353

Cash and cash equivalents at end of period	$1,627	$24

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest (including $194,358 to related parties)	$396,841	$151,925
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:

Shares and warrants issued to lessor as consideration for land lease	1,972,966	-
Construction in progress expenditures incurred but not yet paid	179,308	-
Common stock issued for related party debt settlement	-	500,000
Debt discount on new debt	-	35,250
Reclass note payable to related party (3rd party debt was released and assumed by related party)	-	521,297
Debt discount/premium due to debt modification	-	72,651
Warrants issued with debt modification	-	756,637

See accompanying notes to consolidated financial statements.

AMERICANN, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AmeriCann, Inc. ("the Company", “we”, “our”, or "the Issuer") was organized under the laws of the State of Delaware on June 25, 2010.

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

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of AmeriCann, Inc. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions made by management are valuation of equity instruments, deferred tax asset valuation and allowance and collectability of long-lived assets. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.  See Note 3 for a discussion of our provision for doubtful accounts for amount amounts owed from WGP.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, demand deposit accounts and temporary cash investments with maturities of ninety days or less at the date of purchase.

Income Taxes

In accordance with ASC Topic 740, Income Taxes, the provision for income taxes is computed using the asset and liability method. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the consolidated balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the consolidated financial statements.  The resulting deferred tax assets or liabilities have been adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the consolidated financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2017, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

Concentration of Credit Risks and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, notes receivables, deposits, accounts receivables and notes receivable. We place our cash with high credit quality financial institutions. As of September 30, 2017, we had outstanding notes receivable of $125,327 with Coastal Compassion Inc., and a note and a receivable in the amount of $1,250,014 with WGP (exclusive of provision for doubtful accounts of $469,699).  See Note 3 for a discussion of our provision for doubtful accounts for amounts owed from WGP.

For the years ended September 30, 2017 and 2016, all of the Company’s revenue was earned from one customer, 4900 Jackson, LLC.

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

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC Topic 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. We had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. We had no financial assets or liabilities carried and measured on a recurring basis during the reporting periods. The carrying value of short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and short-term borrowings approximate fair value due to the relatively short period to maturity for these instruments. The long-term borrowings approximate fair value since the related rates of interest approximates current market rates.

Derivative Liabilities

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each consolidated balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. We determined that none of our financial instruments meet the criteria for derivative accounting as of September 30, 2017 and 2016.

Long-Lived Assets

Our long-lived assets consisted of property, equipment and real estate and are reviewed for impairment in accordance with the guidance of the Topic ASC Topic 360, Property, Plant, and Equipment, and ASC Topic 205, Presentation of Consolidated Financial Statements. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. For the year ended September 30, 2017, we recognized impairment losses of $639,497 on our long-lived assets. There were no such charges for the year ended September 30, 2016.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to seven years. Land is classified as held for sale when management has the ability and intent to sell, in accordance with ASC Topic 360-45.

Construction in progress (CIP)

CIP consists of initial costs associated with the construction of our medical cannabis center, including interest expenses. When CIP is finished the asset will be transferred to property and equipment. No provision for depreciation is made on CIP until such time that the relevant assets are available and ready to use.

Capitalized Interest

The Company capitalizes interest to construction in progress made in connection with medical center cannabis construction that are not subject to current depreciation. Interest is capitalized only for the period that activities are in progress to bring the projects to their intended use. Capitalized interest was $28,697 and $0 for the years ended September 30, 2017, and 2016, respectively.

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

Although situations may arise in which counter performance may be required over a period of time, the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist if the instruments is fully vested on the date of agreement, we determine such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying consolidated statement of operations over the contract period. When it is appropriate for us to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Non-Cash Equity Transactions

Shares of equity instruments issued for noncash consideration are recorded at the estimated fair market value of the consideration granted based on the estimated fair market value of the equity instrument, or at the estimated fair market value of the goods or services received, whichever is more readily determinable.

Stock-Based Compensation

We account for share-based awards to employees in accordance with ASC Topic 718, Stock Compensation. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Share-based awards to non-employees are accounted for in accordance with ASC Topic 505-50, Equity, wherein such awards are expensed over the period in which the related services are rendered.

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

Revenue Recognition

We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) the fee is fixed or determinable; (iii) performance of service has been delivered; and (iv) collection is reasonably assured.

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

Loss per Share

We compute net loss per share in accordance with the ASC Topic 260. The ASC specifies the computation, presentation and disclosure requirements for loss per share for entities with publicly held common stock.

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Shares issuable upon the exercise of equity instruments such as warrants and options were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Consolidated Financial Statements - Going Concern (Subtopic 205-40).  The guidance requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the consolidated financial statements to understand the nature of the conditions or events, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. We adopted this standard effective on January 1, 2017; however, the adoption of this guidance did not impact our financial position, results of operations or cash flows.  See Note 2 for a discussion regarding our ability to continue as a going concern.

Recently Issued Accounting Pronouncements

Between May 2014 and December 2016, the FASB issued several Accounting Standards Updates ASU on Revenue from Contracts with Customers (Topic 606). These updates will supersede nearly all existing revenue recognition guidance under current U.S. generally accepted accounting principles (GAAP). The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. A five-step process has been defined to achieve this core principle, and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standards in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standards recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of these standards on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in fiscal 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the consolidated balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases.  The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the consolidated balance sheet.   The accounting applied by a lessor is largely unchanged from that applied under previous GAAP.  The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP.  The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce complexity in accounting standards involving several aspects of the accounting for employee share-based payment transactions, including (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The amendments will be effective for consolidated financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted.  Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method, amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively, and amendments related to the presentation of excess tax benefits on the statement of cash flows can be applied using either a prospective transition method or a retrospective transition method. The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flow.  The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect this amendment to have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250).  The ASU adds SEC disclosure requirements for both the quantitative and qualitative impacts that certain recently issued accounting standards will have on the consolidated financial statements of a registrant when such standards are adopted in a future period.  Specifically, these disclosure requirements apply to the adoption of ASU No. 2014- 09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.   The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, to amend the amortization period for certain purchased callable debt securities held at a premium. The ASU shortens the amortization period for the premium to the earliest call date. Under current Generally Accepted Accounting Principles (“GAAP”), entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments should be applied on a modified retrospective basis, and are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period.  The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which is the same time as the amendments in ASU No. 2014-09, and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. The amendments are effective for fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period.  The Company does not expect this amendment to have a material impact on its consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity.  The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments.  As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period.  The Company plans to early adopt the ASU, and is currently evaluating implementation date and the impact of this amendment on its consolidated financial statements.

NOTE 2.     GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $8,676,825 and $5,904,931 at September 30, 2017 and 2016, respectively, had a net loss of $2,771,894 for the year ended September 30, 2017 and a working capital deficit of $1,735,989. Further, the amount due from WGP of $1,250,014 (before an allowance of $469,699) may not be collectible. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. The Company filed a Demand for Arbitration against WGP on April 7, 2017. The arbitration hearing is scheduled to occur on January 8, 2018.

To date, the Company has funded its operations primarily by way of the sale of equity securities, convertible note financing, short term financing from private parties, and advances from related parties. The Company currently needs to raise additional capital in order to fund operations, maintain the land lease agreement, as well as to make payments on existing liabilities.  The Company is continuing to raise capital, as it did during the year ended September 30, 2017, in order to continue the Company’s business operations.  The Company currently requires approximately $7 million to properly fund is business plan over the next twelve months.  On September 1, 2017, the Company entered into an equity line agreement with Mountain States Capital, LLC (“MSC”). Under the equity line agreement, MSC agreed to provide the Company with up to $10,000,000 of funding through the purchase of shares of the Company’s common stock. MSC has the option to increase the equity line agreement for a total of $20,000,000.  On October 5, 2017, the Company entered into an agreement to sell the parcel of land in Denver, Colorado for $1,760,000.  On October 30, 2017 the Company secured $800,000 in financing from three unrelated parties in the form of a loan. There can be no assurance that the Company’s management will be successful in its planned efforts, and a failure to do so may lead to the Company being unable to continue its operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3.     NOTES RECEIVABLE

Notes and Other Receivables consisted of the following:

	September 30, 2017	September 30, 2016

Note receivable from 4900 Jackson, LLC, a licensed dispensary, interest rate of 12.0%; monthly principal and interest payments of $50,000, with a balloon payment of $182,531 due on May 1, 2017; collateralized by the borrower's assets.	$-	$247,378

Notes and other receivables from WGP, a licensed medical marijuana cultivator; $673,294 note secured by real and personal property of the borrower, interest rate of 18.0%; accrued consulting fees of $40,000, construction advances of $332,357 and accrued interest of $204,363. Net of reserves of $469,699. All amounts are due and payable immediately.	780,315	780,315

Related party note receivable from CCI, a non-profit corporation, financing of up to $2.5 million through April 2021, interest rate of 18.0%; monthly principal and interest payments commencing the sixth month after CCI begins to generate sales; construction and working capital advances of $119,635, and accrued interest of $5,692; unsecured.	125,327	57,693
	905,642	1,085,386
Less: Current portion	-	247,378
	$905,642	$838,008

The notes and other receivables from WGP are classified as long term due to ongoing disputes between the Company and WGP. We filed a Demand for Arbitration against WGP on April 7, 2017. The arbitration hearing is scheduled to begin on January 8, 2018.

NOTE 4. LAND HELD FOR SALE

On July 31, 2014, we closed on an all cash purchase of a five-acre parcel of land located in north central Denver, Colorado. The total purchase price for the property was $2,250,000.  The property is currently zoned for cannabis cultivation and processing by the City and County of Denver. This property serves as collateral for a $990,000 loan which is due and payable on March 15, 2018.  See Note 5 for a discussion regarding the note payable. On October 5, 2017, we entered into a purchase and sale agreement to sell the parcel of land for $1,760,000 to EEN Real Estate, Inc.  An impairment loss of $639,497 was recognized for the year ended September 30, 2017 to adjust the carrying value to $1,611,312, net of estimated selling costs.  The property is reported in the Company’s consolidated balance sheet at September 30, 2017 as Land Held for Sale of $1,611,312.

NOTE 5.     NOTES PAYABLE

Unrelated

On September 15, 2015, a potential buyer loaned the Company $900,000. The loan bears interest at 12% per year and was due and payable on March 16, 2016. The Company used $650,000 of the proceeds to repay an existing loan that was secured by the land that is classified as held for sale. On April 6, 2016, the loan was modified to increase the principal balance to $990,000, increase the interest rate to 18% per year, and extend the due date to March 15, 2017. We considered ASC Topic 470-50, Debt Modifications and Extinguishments, and determined that the modification was an extinguishment and therefore, recognized a loss on the extinguishment of the original debt of $90,000 in the year ended September 30, 2016. On March 15, 2017, the maturity date of the loan was extended to March 15, 2018, and the interest rate remained the same at 18% per year. We may repay the loan at any time without penalty. Interest expense was $188,100 and $150,497 for the years ended September 30, 2017 and 2016, respectively.

As of September 30, 2016, we had borrowed $203,247 from various unrelated parties. The interest rates on these notes ranged from 8% to 18%, due dates ranged from December 14, 2016, through January 15, 2017, and $75,000 was convertible into the Company’s common stock at a conversion price of $0.75. In addition to the notes, we issued warrants to purchase 75,000 shares of our common stock, exercisable at a price of $0.75 per share, and warrants to purchase an additional 75,000 shares of common stock, exercisable at a price of $1.25 per share. Both sets of warrants expire on September 15, 2020. We allocated the new proceeds to the warrants, stock options, and the convertible debt based on their relative fair values, as determined by the Black Scholes option pricing model. Based on the Black Scholes option pricing model, $35,250 was allocated to the warrants which are reflected in additional paid-in-capital and $35,250 was allocated to a debt discount. The debt discount was amortized on a straight-line basis over the term of the note. During the year ended September 30, 2017, we received advances of $24,657 and made payments of $227,904. At September 30, 2017, accrued interest on this note payable was $0. At September 30, 2017, there was no outstanding principal or interest, and no unamortized debt discount due to the full payment of the notes. Interest expense was $4,267 and $12,337 for the years ended September 30, 2017 and 2016, respectively.

On August 25, 2017, we entered into a Promissory Note with an unrelated party that provides financing of up to $150,000. The note bears interest at 12% and is due and payable on May 31, 2018. As of September 30, 2017, we had borrowed $80,000. At September 30, 2017, accrued interest on this note payable was $1,255. Interest expense was $1,255 and $0 for the years ended September 30, 2017 and 2016, respectively.

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

The first note, in the principal amount of $1,000,000, bears interest at 9.5% per year and matures on December 31, 2019. Interest is payable quarterly. The note can be converted at any time, at the option of the lender, into shares of our common stock, initially at a conversion price of $1.25 per share. The conversion price will be proportionately adjusted in the event of any stock split or capital reorganization. The note is not secured. At September 30, 2017, accrued interest on this note payable was $47,630.

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

The second note, in the principal amount of $931,646, bears interest at 8% per year and matures on December 31, 2019. Interest is payable quarterly. The note is not convertible into shares of our common stock. The note is secured by a second lien on our property in Denver, Colorado and a first lien on all amounts due to us by WGP. Any payments received from the sale, lease or commercialization of the property in Denver, and any amounts received from WGP, will be applied to the principal amount of the note. Otherwise, all unpaid principal and interest will be due on December 31, 2019. At September 30, 2017, accrued interest on this note payable was $37,368.

The Company analyzed the modification of the note under ASC Topic 470, Debt, and concluded that the modification was an extinguishment and therefore, recognized a loss on the extinguishment of the original debt of $901,939 in the year ended September 30, 2016.

In connection with the debt modification agreement, we issued SCP warrants to purchase 800,000 shares of our common stock, exercisable at a price of $1.50 per share, and warrants to purchase an additional 800,000 shares of common stock, exercisable at a price of $3.00 per share. Both sets of warrants expire on June 30, 2020. See Note 9 for additional information on the warrants. We allocated the relative fair values to the warrants, stock options, and convertible debt, as determined by the Black Scholes option pricing model. Based on the Black Scholes option pricing model, a net debt premium of $72,651 was allocated to the warrants which are reflected in additional paid-in-capital. The debt premium is being amortized on a straight-line basis over the term of the notes.

At September 30, 2017, the outstanding principal on these notes was $1,978,683, and the unamortized debt premium was $47,037. Amortization of debt premium was $25,614 and $0 for the year ended September 30, 2017 and 2016, respectively.

NOTE 6.     RELATED PARTY TRANSACTIONS

Strategic Capital Partners. At September 30, 2017 and 2016, we had outstanding notes payable to SCP, of $1,978,683 and $2,024,297, respectively. On July 14, 2016, $500,000 of the amount owed to SCP was converted into 400,000 shares of our common stock, and the remaining $1,931,646 owed to SCP was divided into two promissory notes. See Notes 5 and 9.

Interest expense was $143,917 and $109,825 for the years ended September 30, 2017 and 2016, respectively. Interest payable – related party of $84,998 and $109,825 was included in the accompanying consolidated balance sheets at September 30, 2017 and September 30, 2016, respectively.  During 2017, the Company made interest payments of $194,358, principal payments of $20,000, and received no advances. During 2016, the Company received advances of $247,500 and made no payments.

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

As of September 30, 2017, we have provided financing to CCI of $125,327, which includes construction and working capital advances of $119,635, and accrued interest of $5,692.

NOTE 7.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended September 30,
	2017	2016

Net loss attributable to common stockholders	$(2,771,894)	$(2,210,764)

Basic weighted average outstanding shares of common stock	19,007,371	17,031,000
Dilutive effects of common share equivalents	-	-
Dilutive weighted average outstanding shares of common stock	19,007,371	17,031,000

Basic and diluted net loss per share of common stock	$(0.15)	$(0.13)

As of September 30, 2017, we have excluded 1,305,000 of stock options and 10,166,000 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive. As of September 30, 2016, we have excluded 1,205,000 of stock options and 4,341,000 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive.

NOTE 8.     INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC Topic 740. The Company early adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, during the year ended September 30, 2016.

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The components of the deferred income tax assets and liabilities arising under ASC Topic 740 were as follows:

September 30,
	2017	2016

Deferred tax assets	$-	$-

Deferred tax liabilities	-	-

Net deferred tax assets/(liabilities)	$-	$-

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	September 30,
	2017		2016
	Temporary Difference	Tax Effect	Temporary Difference	Tax Effect

Deferred tax assets
Net operating loss	$1,789,958	$663,358	$1,156,331	$428,536
Other temporary differences	716,750	265,628	9,261	3,432
Net deferred tax assets	2,506,708	928,986	1,165,592	431,968
Valuation allowance	(2,506,708)	(928,986)	(1,165,592)	(431,968)
Total deferred tax asset	-	-	-	-

Deferred tax liabilities
Total deferred liability	-	-	-	-
Total net deferred tax asset	$-	$-	$-	$-

At September 30, 2017 and September 30, 2016, the Company had approximately and $4,370,404 and $2,551,748 respectively, in unused federal net operating loss carryforwards, which begin to expire principally in the year 2034.  A deferred tax asset at each date of approximately $928,986 and $431,968 resulting from the loss carryforwards and other temporary differences has been offset by a 100% valuation allowance.  The change in the valuation allowance for the period ended September 30, 2017 and September 30, 2016 was approximately $497,018 and $27,396.

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	September 30,
	2017	2016

U.S. Federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	3.06%	3.06%
Total rate	37.06%	37.06%

Less: Net operating loss for which no benefit is currently available	(37.06)%	(37.06)%
Net effective rate	0.00%	0.00%

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are September 30, 2015, 2016, and 2017. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

NOTE 9.     EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock. No preferred shares were outstanding at September 30, 2017 and 2016.

Common Stock

On July 14, 2016, $500,000 of a note payable to SCP was converted into 400,000 shares of the Company’s common stock ($1.25 conversion rate) as part of an overall debt modification. See Note 5.

On November 7, 2016, we sold 2,000,000 Units at a price of $1.00 per Unit. The Units were sold in a private offering to a group of accredited investors. Each Unit consisted of one share of our common stock and one Series I Warrant. Each Series I Warrant allows the Holder to purchase one share of our common stock at a price of $3.00 per share at any time on or before November 4, 2020. The relative fair value of the warrants issued was approximately 43% of the proceeds received. The offering provided us with $2,000,000 in gross proceeds and the potential for an additional $6,000,000 in proceeds with the exercise of the Series I Warrants. Stock issuance costs of $193,726 were netted against the proceeds from this placement. The proceeds from the placement will be utilized for the MMCC development, to pursue new opportunities in California, Pennsylvania, Florida and other states, and general corporate purposes.

On March 21, 2017, we issued 50,000 shares of the Company’s common stock related to the exercise of 50,000 options and received cash proceeds of $37,500.

During the year ended September 30, 2017, we sold 185,000 Units at a price of $2.00 per Unit. The Units were sold in a private offering to a group of accredited investors. Each Unit consisted of one share of our common stock and one Series V Warrant. Each Series V Warrant allows the Holder to purchase one share of our common stock at a price of $5.00 per share at any time on or before May 18, 2021. The relative fair value of the warrants issued was approximately 48% of the proceeds received. The offering provided us with $370,000 in gross proceeds and the potential for an additional $925,000 in proceeds with the exercise of the Series V Warrants.

On September 1, 2017, we entered into an equity line agreement with Mountain States Capital, LLC (“MSC”). Under the equity line agreement, MSC agreed to provide us with up to $10,000,000 of funding through the purchase of shares of the Company’s common stock. MSC has the option to increase the equity line agreement for a total of $20,000,000. During the term of the agreement, at our sole discretion we may deliver a Put Notice to MSC, which will specify the dollar amount which the Company wants to draw down under the Equity Line. The amount we can draw down at any one time is the lesser of twice the average of the 10-day average daily trading volume (computed by multiplying the volume weighted average price for each day by the number of shares traded for that day), or $500,000. A closing will occur on the date which is no earlier than five trading days following and no later than seven trading days following the applicable Put Notice. On each closing date, we will sell, and MSC will purchase, the shares of the Company’s common stock specified in the Put Notice. The amount to be paid by MSC on a particular closing date will be determined by dividing the dollar amount specified in the Put Notice by the Purchase Price. The Purchase Price is 90% of the lowest daily volume weighted average price of the Company’s common stock during the Pricing Period. The Pricing Period, with respect to a particular Put Notice, is five consecutive trading days including, and immediately following, the delivery of a Put Notice. However, no Put Notice may be delivered on a day that is not a Trading Day. The Company may specify a Minimum Price when submitting a Put Notice, provided however that the Minimum Price must be more than 75% of the Closing Price of the Company’s Common Stock on the date immediately preceding the date of the delivery of the Put Notice. If the Purchase Price is less than the Minimum Price, the Company may, at its option,

●	sell shares to MSC on the Closing Date using the Purchase Price; or
●	provide MSC the opportunity to purchase some or all of the shares using the Minimum Price instead of the Purchase Price.

The Company is under no obligation to submit any Put Notices. The equity line agreement has a term of 18 months, which will begin on the effective date of the registration statement which the Company has agreed to file with the Securities and Exchange Commission so that the shares of common stock to be sold to MSC may be sold in the public market. As of September 30, 2017, we have not drawn on the equity line and no shares have been issued.

Shares Issued to Officer

In connection with an employment agreement described in Note 10, SCP, the Company's largest shareholder, sold 1,200,000 shares of the Company's common stock to Mr. Keogh at a price of $0.001 per share. The estimated fair market value of the stock was $0.75 per share based the then current Private Placement Memorandum in place resulting in an aggregate stock based compensation of $898,800 for the difference between the estimated fair market value of $0.75 and the purchase price of $0.001 per share. As the Company expects the shares to be earned over the vesting period, the Company will amortize the entire amount to stock based compensation in the Company's consolidated statement of operations over the vesting period. Stock based compensation expense for these shares was $37,450 and $131,075 for the years ended September 30, 2017 and 2016, respectively.  As of September 30, 2017, there was no unrecognized stock based compensation expense associated with this award. As of September 30, 2017, all shares have vested.

Shares Issued to Consultants

On February 19, 2015, the Company issued 50,000 shares of common stock in connection with an investment relation services agreement dated December 1, 2014 whereby 25,000 shares vested immediately and 25,000 shares vested on the six-month anniversary of the agreement. Services are for a period of 12 months. These shares had an aggregate value of $34,250 based on the fair market value of the stock on the vesting date.  Amortization of the prepaid expense for these shares was $0 and $5,708 for the years ended September 30, 2017 and 2016, respectively, and recognized in general and administrative expenses.

Shares Issued to Lessor

As described in Note 10, on October 17, 2016, we entered into a Share Purchase Agreement with MMP pursuant to which we issued to MMP 100,000 shares of our common stock at par value of $0.0001 (“Common Stock”), and a warrant to purchase up to 3,640,000 shares of Common Stock at an exercise price of $1.00 per share. The warrant can be exercised at any time on or after October 17, 2018 and on or before October 17, 2020. The warrant does not contain a cashless exercise provision.

Stock Options

Options Issuances in 2016

There were no stock options granted in 2016.

Options Issuances in 2017

On August 18, 2017, our board of directors adopted a stock incentive plan (“the plan”) that provides for the grant of Incentive Stock Options, Non-Qualified Stock Options or Stock Bonuses to persons who are employees of the Company, employees of subsidiaries of the Company, directors, officers, and consultants. Under the plan, the Company may grant up to 1,500,000 options, each to purchase one share of common stock, subject to an exercise price and vesting schedule to be established by the board of directors at the time of the grant. On August 18, 2017, the Company awarded a total of 150,000 options to four consultants at an exercise price of $2.50 per share under the plan. The options vested immediately and can be exercised at any time on or before August 21, 2021. The fair value of the options was established using the Black Scholes option pricing model using the following assumptions:

●	Risk-free interest rate – 1.62 percent
●	Expected term – 4.0 years
●	Volatility – 179 percent

As these options were fully vested at grant date, the full value of $222,988 was recognized immediately as stock based compensation expense and no further expense will be recognized associated with these awards.

Summary Option Activity

The following table shows the stock option activity for the years ended September 30, 2017 and 2016:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding at September 30, 2015	1,205,000	$8.70	1.5	$-
Granted	-	-	-	-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2016	1,205,000	$8.70	1.5	$-
Granted	150,000	$2.50	4.0	-
Cancelled	-	-	-	-
Exercised	50,000	$0.75	2.0	-
Outstanding as of September 30, 2017	1,305,000	$8.29	0.9	$-
Vested and expected to vest at September 30, 2017	1,305,000	$8.29	0.9	$-
Exercisable at September 30, 2017	1,305,000	$8.29	0.9	$-

Stock based compensation expense related to the options was $222,988 and $9,173 for the years ended September 30, 2017 and 2016, respectively. At September 30, 2017, there is no remaining unrecognized stock-based compensation associated with stock options. During the years ended September 30, 2017 and 2016, we received proceeds of $37,500 and $0, respectively, from stock option exercises.

Warrants

Warrant Issuances in 2016

On July 14, 2016, $500,000 of the amount owed to SCP discussed in Note 6 was converted into 400,000 shares of our common stock. In connection with the conversion, we issued SCP warrants to purchase 800,000 shares of our common stock, exercisable at a price of $1.50 per share, and warrants to purchase an additional 800,000 shares of common stock, exercisable at a price of $3.00 per share. Both sets of warrants expire on June 30, 2020. The first set of warrants was valued at $510,960 using the Black Scholes option pricing model with the following assumptions: $1.02 value of stock on grant date; $1.25 exercise price; 4-year vesting; 0.96% risk free interest rate; 100% volatility factor; and 0% dividend yield. The second set of warrants was valued at $410,328 using the Black Scholes option pricing model with the following assumptions: $1.02 value of stock on grant date; $3.00 exercise price; 4-year vesting; 0.96% risk free interest rate; 100% volatility factor; and 0% dividend yield.

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

Warrant Issuances in 2017

During the year ended September 30, 2017, we sold 185,000 Units at a price of $2.00 per Unit. The Units were sold in a private offering to a group of accredited investors. Each Unit consisted of one share of our common stock and one Series V Warrant. Each Series V Warrant allows the Holder to purchase one share of our common stock at a price of $5.00 per share at any time on or before May 18, 2021. The relative fair value of the warrants issued was approximately 48% of the proceeds received. The offering provided us with $370,000 in gross proceeds and the potential for an additional $925,000 in proceeds with the exercise of the Series V Warrants.

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

As described in Note 10, on October 17, 2016, we entered into a Share Purchase Agreement with MMP pursuant to which we issued to MMP 100,000 shares of our common stock at par value of $0.0001 (“Common Stock”), and a warrant to purchase up to 3,640,000 shares of Common Stock at an exercise price of $1.00 per share. The warrant can be exercised at any time on or after October 17, 2018 and on or before October 17, 2020. The warrant does not contain a cashless exercise provision.

The following table shows the warrant activity for the years ended September 30, 2017 and 2016:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding at September 30, 2015	2,591,000	$8.92	2.7	$-
Granted	1,750,000	2.14	3.8	$-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2016	4,341,000	$6.19	2.1	$-
Granted	5,825,000	1.81	3.1	$-
Cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding as of September 30, 2017	10,166,000	$3.68	2.4	$3,756,000
Vested and expected to vest at September 30, 2017	10,166,000	$3.68	2.4	$-
Exercisable at September 30, 2017	6,526,000	$5.18	2.0	$480,000

NOTE 10.     COMMITMENTS AND CONTINGENCIES

Officer Employment Agreement.  On March 25, 2014, the Company entered into an employment agreement with Mr. Keogh. The agreement: (i) has an initial term of three years; (ii) requires that Mr. Keogh devote at least 50% of his time to the Company and; (iii) provides that the Company will pay Mr. Keogh $12,000 per month during the term of the agreement. In connection with this employment agreement the Company granted Mr. Keogh shares of common stock and options.  See Note 9.

Investment Relations Consulting Agreement. On December 1, 2014, the Company entered into an investment relation services agreement where the Company pays $4,000 per month in exchange for services.  There were no such transactions during the year ended September 30, 2017 and 2016.

Consulting Agreement. On December 1, 2014, the Company entered into a consulting agreement with a community relations and public affairs company.  There were no such transactions during the year ended September 30, 2017 and 2016.

MMCC.  On January 14, 2015, we entered into an agreement to purchase a 52.6 acre parcel of undeveloped land in Freetown, Massachusetts. The property is located approximately 47 miles southeast of Boston. We plan to develop the property as the MMCC. Plans for the may include the construction of sustainable greenhouse cultivation and processing facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program. We paid the seller $100,000 upon the signing of the agreement which amount will be applied toward the purchase price at the closing.

Between August 2015 and September 2016, there were several amendments to the Agreement to extend the closing date to October 14, 2016. As consideration for the extensions, the Company, at closing, agreed to increase the purchase price to $4,325,000 and paid the seller $725,000, which was be applied to the purchase price of the land if and when the Company closes on this transaction. As of September 30, 2016, the Company had paid $925,000 that was to be applied to the purchase price of the land at closing. On October 17, 2016, the Company closed on the land purchase via a sales-leaseback transaction. See ‘Operating Leases’ section below for additional information.

Operating Leases

Land

On October 17, 2016, the Company closed the acquisition of the 52.6-acre parcel of undeveloped land in Freetown, Massachusetts. The deposits of $925,000 previously paid by the Company to the seller, BBC, were credited against the total purchase price of $4,475,000. The remaining balance of $3,550,000 was paid to BBC by Massachusetts MMP. The property is located approximately 47 miles southeast of Boston. The Company plans to develop the property as the MMCC. Plans for the MMCC include the construction of sustainable greenhouse cultivation, processing, and infused product facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program.

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

Between October 17, 2016 and April 17, 2017, the monthly lease payments accrued, with all accrued lease payments paid to MMP on April 17, 2017. On April 17, 2017, the Company reimbursed MMP’s costs and expenses associated with the acquisition of the property, the lease, and the acquisition of the shares and the warrant from the Company (as further described below).

Under the terms of the lease, the Company had six (6) months to obtain $2.6 million in capital funding for the construction of the first phase building. In the event that the Company was unable to raise these funds within the six (6) month period, the Company had an additional six (6) month period to do so; provided, that the Company has paid accrued lease payments and closing costs. If the Company was then unable to raise these funds on or before twelve (12) months from October 17, 2016, the lease would terminate. On October 17, 2017, the lease agreement was amended to provide that the Company will have until 16 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $1.50 per share. The warrant can be exercised at any time on or after October 17, 2017 and on or before October 17, 2022.

The Company received a credit for the $925,000 paid towards the purchase price of the land in the form of discounted lease payments. For the initial fifty (50) year term of the lease, the lease payments will be reduced by $1,542 each month.

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

The Company allocated $1,972,966 to the warrant which is reflected in additional paid-in-capital and was allocated to prepaid land lease. The fair value of the common stock on the date of the agreement was $73,000, which is also reflected in additional paid-in-capital and was allocated to prepaid land lease. The prepaid land lease is being amortized on a straight-line basis over the term of the lease. The lease expense was $506,765 and $0 for the year ended September 30, 2017 and 2016, respectively.

Office space

The Company leases its office space located at 3200 Brighton Boulevard, Denver, Colorado for $2,920 per month on a month-to-month basis. Upon signing the lease, the Company paid a refundable deposit of $3,110. The lease expense was $35,610 and $35,145 for the year ended September 30, 2017 and 2016, respectively.

Automobiles

The Company leases an automobile under an operating lease commencing October 4, 2014 for 39 months at $611 per month. The lease expense was $7,390 and $7,483 for the year ended September 30, 2017 and 2016, respectively.

At September 30, 2017, the future rental payments required under operating leases are as follows:

2018	342,406
2019	341,496
2020	341,496
2021	341,496
2022	341,496
Thereafter	15,026,024
Total	16,734,414

NOTE 11.     SUBSEQUENT EVENTS

Convertible loans

On October 5, 2017, the Company borrowed $128,000 from an unrelated party. The loan bears interest at a rate of 12% and is due and payable on October 5, 2018.  At any time on or before April 5, 2018 the Company may prepay the loan by paying the Lender the outstanding loan principal and accrued interest plus premiums ranging from 15% to 35%. After April 5, 2018, the Company may not repay the loan without the consent of the Lender. At any time after April 5, 2018, the full value of any unpaid principal is convertible into the Company’s common stock at a variable conversion price.  The conversion price is equal to: (a) if the market price is greater than or equal to $1.35, the greater of (1) the variable conversion price (defined as market price multiplied by 65 percent) and (2) the fixed conversion price of $1.00, and (b) if the market price is less than $1.35, the lessor of (1) the variable conversion price and (2) the fixed conversion price.

On November 13, 2017, the Company borrowed $68,000 from an unrelated party. The loan bears interest at a rate of 12% and is due and payable on November 13, 2018.  At any time on or before May 13, 2018 the Company may prepay the loan by paying the Lender the outstanding loan principal and accrued interest plus premiums ranging from 15% to 35%. After May 13, 2018, the Company may not repay the loan without the consent of the Lender. At any time after May 13, 2018, the full value of any unpaid principal is convertible into the Company’s common stock at a variable conversion price.  The conversion price is equal to: (a) if the market price is greater than or equal to $1.35, the greater of (1) the variable conversion price (defined as market price multiplied by 65 percent) and (2) the fixed conversion price of $1.00, and (b) if the market price is less than $1.35, the lessor of (1) the variable conversion price and (2) the fixed conversion price.  Market price is defined as the average of the lowest two daily dollar volume-weighted average sales price for the common stock during the fifteen day trading period ending on the latest complete trading day prior to the conversion date.

Construction loan

On October 30, 2017 the Company secured $800,000 in financing from three unrelated parties (the “Lenders”) in the form of a loan. The primary use of the loans proceeds will be to prepare the Company’s Massachusetts Medical Cannabis Center (the “MMCC”) for the first phase of development, which will include a pad-ready site for Building 3 and the improvements to the entrance and roadways for the entire project. The remaining loan proceeds will be used to pay lease payments, thru Nov 17, 2017, to Medical Massachusetts Properties, LLC, owner of the land on which the MMCC will be built, and for working capital.

The loan bears interest at 8% per year and is due and payable on April 30, 2018. At the options of the Lenders, all or any portion of the outstanding loan balance is convertible into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $1.50, which amount will be proportionately adjusted in the event of any stock split or capital reorganization. The loan may be prepaid at any time, without penalty on 5 days’ notice to the Lenders.

The loan is secured by a second deed of trust on the Company’s property in Denver, Colorado. Following the closing of any sale of the Company’s Denver property, the Lenders will have 10 days to notify the Company in writing as to whether the Lenders want to:

●	use all or a portion of the net proceeds from the sale of the Denver property to purchase restricted shares of the Company’s common stock at a price of $1.50 per share; or
●	have the net proceeds applied to the unpaid accrued interest and principal amount of the Loan.

As further consideration for the loan, the Company issued warrants to the Lenders which allow the Lenders to purchase up to 660,000 shares of the Company’s common stock. The warrants are exercisable at a price of $1.50 per share any time on or before October 13, 2022.

Amendment to Lease on property in Freetown, Massachusetts

On October 17, 2016, the Company closed the previously announced acquisition of a 52.6-acre parcel of undeveloped land in Freetown, Massachusetts. The Company plans to develop the property as the Massachusetts Medical Cannabis Center (the “MMCC”).

As part of a simultaneous transaction, the Company sold the property to Massachusetts Medical Properties, LLC (“MMP”) and the Company and MMP entered into a lease, pursuant to which MMP leased the property to the Company for an initial term of fifty years.

Under the terms of the lease, the Company had until October 16, 2017 to obtain capital funding for the construction of the first phase building. On October 17, 2017 the Company and MMP amended the lease to provide that the Company will have until 16 months from October 17, 2016 to raise $2.6 million for the construction of the first phase of the MMCC. If the Company is unable to raise $2.6 million on or before 16 months from October 17, 2016, the lease will terminate.

As further consideration for the amendment to the lease, the Company issued a warrant which allows MMP to purchase 100,000 shares of the Company’s common stock at a price of $1.50 per share. The warrant expires on October 17, 2022.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of December, 2017.

AMERICANN, INC.

By:	/s/ Timothy Keogh
Timothy Keogh, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Keogh
Timothy Keogh	Chief Executive Officer and a Director	December 1, 2017

/s/ Benjamin J. Barton
Benjamin J. Barton	Chief Financial and Accounting Officer and a Director	December 1, 2017