Form 10-Q
period 2017-12-31
AmeriCann, Inc.
filed 2018-02-20
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number: 001-35902

AMERICANN, INC

(Exact name of registrant as specified in its charter)

Delaware	27-4336843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1550 Wewatta St, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)
(303) 862-9000
(Registrant’s telephone number, including area code)
3200 Brighton Blvd, Unit 114, Denver, CO 80216
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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of February 12, 2018, the registrant had 19,366,000 shares of common stock outstanding.

AmeriCann, Inc.

FORM 10-Q

TABLE OF CONTENTS

			PAGE NO.
PART I	FINANCIAL INFORMATION

	Item 1.	Unaudited Financial Statements:
		Consolidated Balance Sheets as of December 31, 2017 and September 30, 2017	F-1
		Consolidated Statements of Operations for the Three Months Ended December 31, 2017 and 2016	F-2
		Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2017 and 2016	F-3
		Notes to Consolidated Financial Statements	F-4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

	Item 6.	Exhibits	18

	SIGNATURES		19

Part I:  FINANCIAL INFORMATION

Item 1.      UNAUDITED Financial Statements

AMERICANN, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2017	September 30, 2017
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$732,355	$1,627
Restricted cash	365,480	-
Current portion of prepaid land lease	57,959	57,959
Prepaid expenses and other current assets	5,000	5,000
Total current assets	1,160,794	64,586

Land held for sale	-	1,611,312
Construction in progress	681,181	680,028
Furniture and equipment (net of depreciation of $3,985 and $3,704)	3,872	4,153
Website development costs (net of amortization of $32,278 and $28,820)	9,222	12,680
Notes and other receivables (net of allowance of $469,699)	782,130	780,315
Note receivable - related party	131,589	125,327
Prepaid land lease and related deposits, net of current portion	2,767,557	2,782,047
Security deposit	3,110	3,110
Total assets	$5,539,455	$6,063,558

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$429,320	$624,623
Interest payable (including $106,596 and $84,998 to related parties)	115,337	86,253
Other payables	11,913	19,699
Notes payable (net of discount of $843,452 and $0)	440,862	1,070,000
Total current liabilities	997,432	1,800,575

Notes payable - related party (inclusive of premium of $41,696 and $47,037)	1,973,342	1,978,683

Total liabilities	2,970,774	3,779,258

Commitments and contingencies - see Note 10

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,366,000 and 19,366,000 shares issued and outstanding as of December 31, 2017 and September 30, 2017, respectively	1,937	1,937
Additional paid in capital	12,617,933	10,959,188
Accumulated deficit	(10,051,189)	(8,676,825)
Total stockholders' equity	2,568,681	2,284,300

Total liabilities and stockholders' equity	$5,539,455	$6,063,558

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2017	2016

Revenues:
Consulting fees	$-	$15,000
Total revenues	-	15,000

Operating expenses:
Advertising and marketing	962	2,247
Professional fees	151,987	150,404
General and administrative expenses	434,862	288,433
Provision for doubtful accounts	-	3,325
Total operating expenses	587,811	444,409

Loss from operations	(587,811)	(429,409)

Other income (expense):
Interest income	8,077	27,187
Interest expense	(754,379)	(81,575)
Other income (expense)	(2,861)	-
Interest expense - related party	(37,390)	(32,968)
Total other income (expense)	(786,553)	(87,356)

Net loss	$(1,374,364)	$(516,765)

Basic and diluted loss per common share	$(0.07)	$(0.03)

Weighted average common shares outstanding	19,366,000	18,286,435

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

consolidated STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(1,374,364)	$(516,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,739	3,740
Provision for doubtful accounts	-	3,325
Stock based compensation and option expense	171,307	18,725
Loss on disposal of land	2,861	-
Amortization of equity instruments issued to lessor	14,490	-
Amortization of debt discount/(premium)	708,645	21,668
Changes in operating assets and liabilities:
Interest receivable	(8,077)	2,521
Amounts due from WGP	-	(12,108)
Prepaid expenses	-	13,477
Accounts payable and accrued expenses	(178,215)	(233,708)
Interest payable	50,682	(8,924)
Interest payable - related party	(21,598)	(109,825)
Other payables	1,891	1,354
Deferred revenue	-	30,000
Net cash flows used in operating activities	(628,639)	(786,520)

Cash flows from investing activities:
Additions to construction in progress	(1,153)	-
Payments received on notes receivable	-	86,231
Advances made on notes receivable - related party	-	(64,993)
Advances made on notes receivable	-	(15,000)
Net cash flows provided by (used) in investing activities	(1,153)	6,238

Cash flows from financing activities:
Common stock issued for cash, net	-	1,806,274
Proceeds from note payable, net of financing costs	1,726,000	24,657
Payments on note payable - related party	-	(20,000)
Payments on notes payable	-	(227,904)
Net cash flows provided by financing activities	1,726,000	1,583,027

Net increase in cash, cash equivalents, and restricted cash	1,096,208	802,745

Cash, cash equivalents, and restricted cash at beginning of period	1,627	24

Cash, cash equivalents, and restricted cash at end of period	$1,097,835	$802,769

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$54,040	$164,450
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:

Shares and warrants issued to lessor as consideration for land lease	-	1,770,333
Proceeds from sale of land used to satisfy debt obligations	1,608,451	-
Debt discount related to warrants issued with debt and beneficial conversion feature	1,536,000	-

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

Notes To Unaudited consolidated Financial Statements

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

Basis of Presentation

The (a) balance sheet as of September 30, 2017, which has been derived from audited financial statements, and (b) the unaudited financial statements as of and for the three months ended December 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on December 4, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2017 as reported in the Form 10-K have been omitted.

Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on net loss.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	December 31, 2017	September 30, 2017

Cash and cash equivalents	$732,355	$1,627
Restricted cash	365,480	-
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$1,097,835	$1,627

Amounts included in restricted cash represent those required to be set aside by a contractual agreement with a lender for the payment of specific construction related expenditures as part of the Company’s property development in Massachusetts. See Notes 5 and 10.

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

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250). The ASU adds SEC disclosure requirements for both the quantitative and qualitative impacts that certain recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. Specially, these disclosure requirements apply to the adoption of ASU No. 2014- 09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.   As indicated below, the Company does not believe that the adoption of ASU No. 2014-09 will have a material impact on its revenue recognition as it pertains to current revenue streams.

Between May 2014 and December 2016, the FASB issued several ASU’s on Revenue from Contracts with Customers (Topic 606). These updates will supersede nearly all existing revenue recognition guidance under current U.S. generally accepted accounting principles (GAAP). The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. A five-step process has been defined to achieve this core principle, and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standards in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standards recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of these standards on its financial statements and expects to adopt the modified retrospective approach. However, the adoption of these new standards will not have a material impact on its revenue recognition as it pertains to current revenue streams.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flow. The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This current quarter represents the first period in which the Company has maintained restricted cash balances, and the Company has elected to early adopt this amendment as of October 1, 2017. As this amendment affects presentation and disclosures only, the adoption had no impact on the Company’s financial position or results of operations.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 will be effective in fiscal years beginning after December 15, 2018 (with early adoption permitted). ASU 2016-02 mandates a modified retrospective transition method. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $10,051,189 and $8,676,825 at December 31, 2017 and September 30, 2017, respectively, and had a net loss of $1,374,364 for the three months ended December 31, 2017. Further, the amount due from WGP of $1,251,829 (before an allowance of $469,699) may not be collectible. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. The Company filed a Demand for Arbitration against WGP on April 7, 2017. There are no indicators to suggest that the amounts due from WGP will not be collectible. On January 18, 2018, the arbitration panel awarded us $1,045,000 plus interest at the rate of 18% per year from April 18, 2015 to January 18, 2018 for $523,023. In addition to the principal and interest awarded of $1,568,023, we were also awarded our attorneys’ fees and arbitration fees. The Company has not collected on the award as of the filing date.

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

NOTE 3. NOTES AND OTHER RECEIVABLES

Notes and other receivables as of December 31, 2017 and September 30, 2017, consisted of the following:

	December 31, 2017	September 30, 2017

Notes and other receivables from WGP, a licensed medical marijuana cultivator; $673,294 note secured by real and personal property of the borrower, interest rate of 18.0%; accrued consulting fees of $40,000, construction advances of $332,357 and accrued interest of $206,178. Net of reserves of $469,699. All amounts are due and payable immediately.	782,130	780,315

Related party note receivable from CCI, a non-profit corporation, financing of up to $2.5 million through April 2021, interest rate of 18.0%; monthly principal and interest payments commencing the sixth month after CCI begins to generate sales; construction and working capital advances of $119,635, and accrued interest of $11,954; unsecured.	131,589	125,327
	$913,719	$905,642

The notes and other receivables from WGP are classified as long term due to ongoing disputes between the Company and WGP. The Company recently won an arbitration hearing against WGP, but will not reclassify the amounts from long-term until such time that actual payment is made or becomes known.

NOTE 4. LAND

On July 31, 2014, the Company purchased a five-acre parcel of land located at 4200 Monaco Street, Denver, Colorado for $2,250,809. The property is currently zoned for cannabis cultivation and processing by the City and County of Denver. On October 5, 2017, the Company entered into a purchase and sale agreement to sell the parcel of land for $1,760,000 to an unrelated third party. An impairment loss was recognized for the year ended September 30, 2017 to adjust the carrying value to $1,611,312, net of estimated selling costs. The property was reported in the Company’s consolidated balance sheet at September 30, 2017 as Land Held for Sale of $1,611,312.

The land sale was completed on December 4, 2017 and a loss of $2,861 was recognized during the quarter ended December 31, 2017 based on the difference between the net proceeds and the carrying amount of the land at the date of sale. The proceeds were used to repay a $990,000 loan and interest of $17,088 secured by the property and $601,363 was used to partially repay an $800,000 loan that was secured by a second lien on the property.

NOTE 5.  NOTES PAYABLE

Unrelated

The Company maintained a loan secured by a first lien on the five-acre parcel of land in Denver. During the quarter ended December 31, 2017, the land was sold and the related loan balance of $990,000 was repaid. See Note 4.

On August 25, 2017, we entered into a Promissory Note with an unrelated party that provides financing of up to $150,000. The note bears interest at 12% and is due and payable on May 31, 2018. As of December 31, 2017, we had borrowed $89,677 and accrued interest on this note payable was $4,311. Interest expense was $3,057 and $0 for the three months ended December 31, 2017 and 2016, respectively.

Convertible loans

On October 5, 2017, the Company borrowed $128,000 from an unrelated party. The loan bears interest at a rate of 12% and is due and payable on October 5, 2018. At any time on or before April 5, 2018 the Company may prepay the loan by paying the Lender the outstanding loan principal and accrued interest plus premiums ranging from 15% to 35%. After April 5, 2018, the Company may not repay the loan with the consent of the Lender. At any time after  April 5, 2018, the full value of any unpaid principal is convertible into the Company’s common stock at a variable conversion price. The conversion price is equal to: (a) if the market price is greater than or equal to $1.35, the greater of (1) the variable conversion price (defined as market price multiplied by 65 percent) and (2) the fixed conversion price of $1.00, and (b) if the market price is less than $1.35, the lessor of (1) the variable conversion price and (2) the fixed conversion price. Market price is defined as the average of the lowest two daily dollar volume-weighted average sales price for the common stock during the fifteen day trading period ending on the latest complete trading day prior to the conversion date. The Company incurred debt issuance costs of $3,000 which is reflected as a debt discount in the accompanying consolidated balance sheet at December 31, 2017. As the instrument is not yet convertible, no beneficial conversion feature has been recognized at December 31, 2017. Amortization expense related to the debt discount was $750 and $0 for the three months ended December 31, 2017 and 2016, respectively.

On November 13, 2017, the Company borrowed $68,000 from an unrelated party. The loan bears interest at a rate of 12% and is due and payable on November 13, 2018. At any time on or before May 13, 2018 the Company may prepay the loan by paying the Lender the outstanding loan principal and accrued interest plus premiums ranging from 15% to 35%. After May 13, 2018, the Company may not repay the loan with the consent of the Lender. At any time after  May 13, 2018, the full value of any unpaid principal is convertible into the Company’s common stock at a variable conversion price. The conversion price is equal to: (a) if the market price is greater than or equal to $1.35, the greater of (1) the variable conversion price (defined as market price multiplied by 65 percent) and (2) the fixed conversion price of $1.00, and (b) if the market price is less than $1.35, the lessor of (1) the variable conversion price and (2) the fixed conversion price. Market price is defined as the average of the lowest two daily dollar volume-weighted average sales price for the common stock during the fifteen day trading period ending on the latest complete trading day prior to the conversion date. The Company incurred debt issuance costs of $3,000 which is reflected as a debt discount in the accompanying consolidated balance sheet at December 31, 2017. As the instrument is not yet convertible, no beneficial conversion feature has been recognized at December 31, 2017. Amortization expense related to the debt discount was $500 and $0 for the three months ended December 31, 2017 and 2016, respectively.

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

The loan bears interest at 8% per year and is due and payable on April 30, 2018. At the options of the Lenders upon the sale of the Denver property or the Company’s notice to prepay the note, all or any portion of the outstanding loan balance is convertible into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $1.50, which amount will be proportionately adjusted in the event of any stock split or capital reorganization. The loan may be prepaid at any time, without penalty on 5 days’ notice to the Lenders.

As further consideration for the loan, the Company issued warrants to the Lenders which allow the Lenders to purchase up to 660,000 shares of the Company’s common stock. The warrants are exercisable at a price of $1.50 per share any time on or before October 30, 2022. The Company allocated the proceeds between the note and the warrants based on their relative fair values. The relative fair value of the 660,000 warrants was $442,388 which was recognized as additional paid in capital and a corresponding debt discount. After such allocation, the effective conversion price on the issuance date was less than the fair value of the stock into which the note is convertible, giving rise to a beneficial conversion feature of $357,612 which is recognized as additional paid in capital and a corresponding debt discount.

As described in Note 4, on December 4, 2017, the Company sold its property in Denver, Colorado and used $601,363 of the sale proceeds to partially repay this loan. triggering the conversion option described above and the lenders elected not to exercise their conversion option. As the conversion period had passed, the Company’s has fully expensed the debt discount associated with the beneficial conversion feature. The remaining debt discount is being recognized on a straight line basis over the life of the note. Amortization expense related to the debt discounts were $712,736 and $0 for the three months ended December 31, 2017 and 2016, respectively.

Convertible Note Offering

On December 29, 2017 the Company sold convertible notes in the principal amount of $800,000 to a group of accredited investors. The notes bear interest at 8% per year, are unsecured, and are due and payable on December 31, 2018. At the option of the note holders, the notes may be converted at any time into shares of the Company's common stock at an initial conversion price of $1.50 per share.

The note holders also received warrants which entitle the note holders to purchase up to 533,333 shares of the Company's common stock. The warrants are exercisable at a price of $1.50 per share and expire on October 17, 2022.

GVC Capital LLC acted as the placement agent for the offering and received a cash commission of $64,000, plus warrants to purchase 106,667 shares of the Company's common stock. The warrants are exercisable at a price of $1.50 per share and expire on December 29, 2022.

The Company allocated the proceeds between the note and the warrants based on their relative fair values. The relative fair value of the 640,000 warrants was $607,024 which was recognized as additional paid in capital and a corresponding debt discount. After such allocation, the effective conversion price on the issuance date was less than the fair value of the stock into which the note is convertible, giving rise to a beneficial conversion feature of $128,976 which is recognized as additional paid in capital and a corresponding debt discount.

In connection with the offering, the Company paid fees of $64,000 to the placement agent, which was allocated on a pro-rata basis to the warrants and the debt, which was recorded as an offset to additional paid in capital and an increase in debt discount of $48,562 and $15,438, respectively

All debt discounts are being recognized on a straight-line basis over the terms of the notes. As the transaction occurred just prior to the quarter end, no amortization expense was recorded as of December 31, 2017.

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

The second note, in the principal amount of $931,646, bears interest at 8% per year and matures on December 31, 2019. Interest is payable quarterly. The note is not convertible into shares of our common stock but is secured by a first lien on all amounts due to us by WGP. Any payments received from the sale, lease or commercialization of the property in Denver, and any amounts received from WGP, will be applied to the principal amount of the note. Otherwise, all unpaid principal and interest will be due on December 31, 2019.

Accrued interest on these notes payable was $106,596 and $84,998 at December 31, 2017 and 2016, respectively.

In connection with the debt modification agreement, we issued SCP warrants to purchase 800,000 shares of our common stock, exercisable at a price of $1.50 per share, and warrants to purchase an additional 800,000 shares of common stock, exercisable at a price of $3.00 per share. Both sets of warrants expire on June 30, 2020. We allocated the relative fair values to the warrants, stock options, and convertible debt, as determined by the Black Scholes option pricing model. Based on the Black Scholes option pricing model, a net debt premium of $72,651 was allocated to the warrants which are reflected in additional paid-in-capital. The debt premium is being amortized on a straight-line basis over the term of the notes. At December 31, 2017, the outstanding principal on these notes was $1,931,646, and the unamortized debt premium was $41,696. Amortization of debt premium was $5,341 and $9,763 for the three months ended December 30, 2017 and 2016.

NOTE 6. RELATED PARTY TRANSACTIONS

Strategic Capital Partners. At December 31, 2017 and September 30, 2017, we had outstanding notes payable to SCP of $1,931,646 and $1,978,683, respectively.

Interest expense was $37,390 and $32,968 for the three months ended December 31, 2017 and 2016, respectively. Interest payable – related party of $106,596 and $84,998 was included in the accompanying consolidated balance sheets at  December 31, 2017 and September 30, 2017, respectively.  We made interest payments of $21,133 during the quarter ended December 31, 2017.

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

As of December 31, 2017, we have provided financing to CCI of $131,589, which includes construction and working capital advances of $119,635, and accrued interest of $11,954.

NOTE 7. LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	December 31,
	2017	2016

Net loss attributable to common stockholders	$(1,374,364)	$(516,765)

Basic weighted average outstanding shares of common stock	19,366,000	18,236,435
Dilutive effects of common share equivalents	-	-
Dilutive weighted average outstanding shares of common stock	19,366,000	18,236,435

Basic and diluted net loss per share of common stock	$(0.07)	$(0.03)

As of December 31, 2017, we have excluded 1,305,000 of stock options and 11,566,000 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive. As of December 31, 2016, we have excluded 1,205,000 of stock options and 9,981,000 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive.

NOTE 8. INCOME TAXES

We did not record any income tax expense or benefit for the three months ended December 31, 2017. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of December 31, 2017.

As of December 31, 2017, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2017.

NOTE 9. STOCK BASED COMPENSATION

Restricted Stock Awards. We use restricted stock awards to compensate certain key executives and other individuals.  At December 31, 2017, we had no outstanding unvested restricted stock awards. Stock-based compensation expense associated with restricted stock awards was $0 and $18,725 for the three months ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there is no remaining unrecognized stock-based compensation associated with restricted stock awards.

Stock Options. There was no stock option activity for the quarter ended December 31, 2017. Stock option details are as follows:

Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding and exercisable at December 31, 2017	1,305,000	$8.29	0.6	$431,200

There was no stock-based compensation expense associated with stock options for the three months ended December 31, 2017 and 2016. At December 31, 2017, there is no remaining unrecognized stock-based compensation associated with stock options.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2017, we have provided financing to CCI of $131,589, which includes construction and working capital advances of $119,635, and accrued interest of $11,954.

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

Under the terms of the lease, the Company had six months to obtain $2.6 million in capital funding for the construction of the first phase building. In the event that the Company is unable to raise these funds within the six month period, the Company had an additional six months to do so; provided, that the Company has paid accrued lease payments and closing costs. On October 17, 2017, the lease agreement was amended to provide that the Company will have until 16 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP a warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant can be exercised on October 17, 2022. The Company recognized an expense of $171,307 during the three months ended December 31, 2017, representing the entire grant date fair value of the warrant.

On February 16, 2018, the lease agreement was amended to provide that the Company will have until 18 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP a warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant can be exercised on October 17, 2022.

The Company received a credit for the $925,000 paid towards the purchase price of the land in the form of discounted lease payments. For the initial fifty (50) year term of the lease, the lease payments will be reduced by $1,542 each month

 In connection with the sale of the property to MMP and the lease, the Company and MMP entered into a Share Purchase Agreement pursuant to which the Company issued to MMP 100,000 shares of its common stock at par value of $0.0001 (“Common Stock”), and a warrant to purchase up to 3,640,000 shares of Common Stock at an exercise price of $1.00 per share. The warrant can be exercised at any time on or after October 17, 2018 and on or before October 17, 2020. The warrant does not contain a cashless exercise provision. The fair value of the warrant was established using the Black Scholes option pricing model using the following assumptions:

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

The lease expense was $108,625 and $98,852 for the three months ended December 31, 2017 and 2016. At December 31, 2017, the future rental payments required under this lease are $256,122 for the remainder of fiscal 2018, $341,496 for fiscal years 2019 through 2022, and $15,026,024 thereafter.

Office space

The Company leases its office space located at 1550 Wewatta, Denver, Colorado 80202 for $1,845 per month under a month-to-month lease.

Except as described above, the Company has no other non-cancelable lease commitments.

NOTE 11.  SHAREHOLDERS’ EQUITY

Equity Line Agreement. On December 12, 2017, the Company entered into an amended and restated equity line agreement with Mountain States Capital, LLC (MSC). Under the equity line agreement, MSC agreed to provide the Company with up to $10,000,000 of funding through the purchase of shares of the Company's common stock.

During the term of the Agreement, the Company, at its sole discretion, may deliver a Put Notice to MSC, which will specify the dollar amount which the Company wants to draw down under the Equity Line. The amount the Company can draw down at any one time is the lesser of twice the average of the 10-day average daily trading volume (computed by multiplying the volume weighted average price for each day by the number of shares traded for that day), or $500,000.

A closing will occur on the date which is no earlier than five trading days following and no later than seven trading days following the applicable Put Notice. On each Closing Date, the Company will sell, and MSC will purchase, the shares of the Company's common stock specified in the Put Notice.

The amount to be paid by MSC on a particular Closing Date will be determined by dividing the dollar amount specified in the Put Notice by the Purchase Price. The Purchase Price is 90% of the lowest daily volume weighted average price of the Company's common stock during the Pricing Period. The Pricing Period, with respect to a particular Put Notice, is five consecutive trading days including, and immediately following, the delivery of a Put Notice. However, no Put Notice may be delivered on a day that is not a Trading Day.

The Company may specify a Minimum Price when submitting a Put Notice, provided however that the Minimum Price must be more than 75% of the Closing Price of the Company's Common Stock on the date immediately preceding the date of the delivery of the Put Notice. If the Purchase Price is less than the Minimum Price, the Company may, at its option, sell shares to MSC on the Closing Date using the Purchase Price. Notwithstanding the above, the Company will not sell any shares at a price below $1.00 per share.

The Company is under no obligation to submit any Put Notices.

The equity line agreement has a term of 18 months, which will begin on the effective date of the registration statement which the Company has agreed to file with the Securities and Exchange Commission so that the shares of common stock to be sold to MSC may be sold in the public market. As of December 31, 2017, the Company has not drawn from this line.

Warrants. Warrant activity as of and for the three months ended December 31, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding and exercisable at September 30, 2017	10,166,000	$3.68	2.4	$-
Granted	1,400,000	$1.50	4.8
Cancelled	-
Exercised	-
Outstanding as of December 31, 2017	11,566,000	$3.42	2.4	$20,461,100
Vested and expected to vest at December 31, 2017	11,566,000	$3.42	2.4	$20,461,100
Exercisable at December 31, 2017	7,826,000	$5.50	2.2	$8,954,500

As disclosed in Notes 5 and 10, the Company issued warrants to purchase up to 1,400,000 shares of Common Stock at an exercise price of $1.50 per share. The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions:

●	Expected term – 3 to 5 years
●	Volatility – 163% to 176%
●	Risk-free rate – 1.73% to 2.00%
●	Stock price - $1.74 to $4.09
●	Expected dividends – $0

For those warrants that were issued with debt, the proceeds were allocated to the respective instruments on a pro rata basis based on the fair value of each instrument. See Note 5.

NOTE 12. SUBSEQUENT EVENTS

On April 7, 2017, we filed an arbitration claim against Wellness Groups Pharms LLC (“WGP”). On January 18, 2018, the arbitration panel awarded us $1,045,000 plus interest at the rate of 18% per year from April 18, 2015 to January 18, 2018 for $523,023. In addition to the principal and interest awarded of $1,568,023, we were also awarded our attorneys’ fees and arbitration fees.

On February 12, 2018, the Company sold convertible notes in the principal amount of $810,000 to a group of accredited investors. The notes bear interest at 8% per year, are unsecured, and are due and payable on December 31, 2018. At the option of the note holders, the notes may be converted at any time into shares of the Company’s common stock at an initial conversion price of $1.50 per share. The note holders also received warrants which entitle the note holders to purchase up to 540,000 shares of the Company’s common stock. The warrants are exercisable at a price of $1.50 per share and expire on October 17, 2022.

As described in Note 10, on February 16, 2018, the Company’s lease agreement with MMP was amended to provide that the Company will have until 18 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP a warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant can be exercised on October 17, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K

Forward-Looking Statements

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

RECENT DEVELOPMENTS

Land Sale. On December 4th, we completed a sale of land in Denver, Colorado. The proceeds of $1,608,451 were used to repay a $990,000 loan secured by the property and the related interest and the remaining proceeds were used as a partial paydown on an $800,000 loan that was in a second lien position on the property.

Convertible Debt Offerings. During the quarter ended December 31, 2017, we borrowed $1,796,000 from unrelated parties, as described in Note 5 to the consolidated financial statements included with this report.

Equity Line Agreement. On December 12, 2017, we entered into an amended and restated equity line agreement with Mountain States Capital, LLC (MSC). Under the equity line agreement, MSC agreed to provide us with up to $10,000,000 of funding through the purchase of shares of our common stock.

During the term of the Agreement, we, at our sole discretion, may deliver a Put Notice to MSC, which will specify the dollar amount which we want to draw down under the Equity Line. The amount we can draw down at any one time is the lesser of twice the average of the 10-day average daily trading volume (computed by multiplying the volume weighted average price for each day by the number of shares traded for that day), or $500,000.

A closing will occur on the date which is no earlier than five trading days following and no later than seven trading days following the applicable Put Notice. On each Closing Date, we will sell, and MSC will purchase, the shares of our common stock specified in the Put Notice.

The amount to be paid by MSC on a particular Closing Date will be determined by dividing the dollar amount specified in the Put Notice by the Purchase Price. The Purchase Price is 90% of the lowest daily volume weighted average price of the Company's common stock during the Pricing Period. The Pricing Period, with respect to a particular Put Notice, is five consecutive trading days including, and immediately following, the delivery of a Put Notice. However, no Put Notice may be delivered on a day that is not a Trading Day.

We may specify a Minimum Price when submitting a Put Notice, provided however that the Minimum Price must be more than 75% of the Closing Price of our Common Stock on the date immediately preceding the date of the delivery of the Put Notice. If the Purchase Price is less than the Minimum Price, we may, at its option, sell shares to MSC on the Closing Date using the Purchase Price. Notwithstanding the above, we will not sell any shares at a price below $1.00 per share.

Using the formula contained in the Agreement, if we had delivered a Put Notice on December 14, 2017 specifying that it wanted to draw down $500,000, it would have sold approximately 204,000 shares of its common stock to MSC at the closing for that particular Put Notice.

We are under no obligation to submit any Put Notices.

The equity line agreement has a term of 18 months, which will begin on the effective date of the registration statement which we have agreed to file with the Securities and Exchange Commission so that the shares of common stock to be sold to MSC may be sold in the public market. As of December 31, 2017, we have not drawn from this line.

December 2017 Financing. On December 29, 2017, we sold convertible notes in the principal amount of $800,000 to a group of accredited investors. The notes bear interest at 8% per year, are unsecured, and are due and payable on December 31, 2018. At the option of the note holders, the notes may be converted at any time into shares of our common stock at an initial conversion price of $1.50 per share. The note holders also received warrants which entitle the note holders to purchase up to 533,333 shares of our common stock. The warrants are exercisable at a price of $1.50 per share and expire on October 17, 2022. The placement agent for the offering received a cash commission of $64,000, plus warrants to purchase 106,667 shares of our common stock. The placement agent’s warrants are exercisable at a price of $1.50 per share and expire on December 29, 2022.

Arbitration Award. On April 7, 2017, we filed an arbitration claim against Wellness Group Pharms, LLC (“WGP”). On January 18, 2018, the arbitration panel awarded us $1,045,000, plus interest at the rate of 18% per year from April 18, 2015 to January 18, 2018 for $523,023. In addition to the principal and interest awarded of $1,568,023, we were also awarded our attorneys’ fees and arbitration fees.

February 2018 Financing. On February 12, 2018 we sold convertible notes in the principal amount of $810,000 to a group of accredited investors. The notes bear interest at 8% per year, are unsecured, and are due and payable on December 31, 2018. At the option of the note holders, the notes may be converted at any time into shares of our common stock at an initial conversion price of $1.50 per share. The note holders also received warrants which entitle the note holders to purchase up to 540,000 shares of our common stock. The warrants are exercisable at a price of $1.50 per share and expire on October 17, 2022.

SIGNIFICANT ACCOUNTING POLICIES

There were no changes in our significant accounting policies and estimates during the three months ended December 31, 2017 from those set forth in our Annual Report on Form 10-K for the year ended September 30, 2017 filed on December 4, 2017.

RESULTS OF OPERATIONS

Total Revenues

During the three months ended December 31, 2017 and 2016, we generated $0 and $15,000 in revenue, respectively. The decrease in revenues is due to the deferral of revenues from the CCI consulting agreement that occurred in fiscal 2017.

Advertising and Marketing Expenses

Advertising and marketing expenses were $962 and $2,247 for the three months ended December 31, 2017 and 2016, respectively. The decrease is due fewer advertising and marketing activities, as the Company is shifting its focus to the planning and development of the first phase building of the Massachusetts Medical Cannabis Center.

Professional Fees

Professional fees were $151,987 and $150,404 for the three months ended December 31, 2017 and 2016, respectively.

General and Administrative Expenses

General and administrative expenses were $434,862 and $288,433 for the three months ended December 31, 2017 and 2016, respectively. The increase is attributable primarily to stock based compensation associated with the warrant granted to our lessor, partially offset by higher licenses and fees in the quarter ended December 31, 2016 associated with the initial planning phases of certain of our developments.

Provision for doubtful accounts

Provision for doubtful accounts was $0 and $3,325 for the three months ended December 31, 2017 and 2016, respectively. The Company had previously recognized a provision for any accrued interest income associated with the amounts due from WGP. However, as a result of the favorable outcome of its arbitration, we ceased establishing new reserves for additional interest. We still maintain existing reserves until such time that collection is reasonably assured.

Interest Income

Interest income was $8,077 and $27,187 for the three months ended December 31, 2017 and 2016, respectively. The decrease is attributable to a decrease in the full payoff of the note receivable from 4900 Jackson, LLC.

Interest Expense

Interest expense was $791,769 and $114,543 for the three months ended December 31, 2017 and 2016, respectively. The increase is primarily attributable to increased interest rates and the amortization of debt discounts that are associated with the convertible debt issuances that occurred in this quarter.

 Net Operating Loss

We had a net loss of $(1,374,364) and $(516,765) for the three months ended December 31, 2017 and 2016, respectively. The increase in net loss is attributable to changes in revenues, operating expenses and interest income and expense, each of which is described above.

 LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $10,051,189 and $8,676,825 at December 31, 2017, and September 30, 2017, respectively, and had a net loss of $1,374,364 for the three months ended December 31, 2017. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. Further, the amount due from WGP of $1,251,829 (before an allowance of $469,699) may not be collectible. The Company filed a Demand for Arbitration against WGP on April 7, 2017. On January 18, 2018, the arbitration panel awarded us $1,045,000 plus interest at the rate of 18% per year from April 18, 2015 to January 18, 2018 for $523,023. In addition to the principal and interest awarded of $1,568,023, we were also awarded our attorneys’ fees and arbitration fees. The Company has not collected on the award as of the filing date.

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

Notes Payable

See Notes 5 and 6 to the unaudited consolidated financial statements filed with this report for information concerning our notes payable

Analysis of Cash Flows

During the three months ended December 31, 2017, our net cash flows used in operations were $628,639 as compared to net cash flows used in operations of $786,520 for the three months ended December 31, 2016. The decrease is primarily due to the timing of working capital payments

Cash flows used in investing activities were $1,153 for the three months ended December 31, 2017, consisting of additions to construction in progress. Cash flows provided by investing activities were $6,238 for the three months ended December 31, 2016, consisting of advances made on notes receivable of $79,993, offset by $86,231 of payments received from notes receivable.

Cash flows provided by financing activities were $1,726,000 for the three months ended December 31, 2017, consisting of proceeds from notes payable. Cash flows provided by financing activities were $1,583,027 for the three months ended December 31, 2016, consisting of net proceeds from the issuance of common stock of $1,806,274, proceeds from notes payable of $24,657, offset by payments on notes payable to related parties of $20,000 and payments on notes payable of $227,904.

Note that we sold our property in Denver, Colorado, yielding proceeds of $1,608,451 which were used to pay down existing debt, which is reflected as a noncash financing and investing activity in our statement of cash flows for the quarter ended December 31, 2017.

We do not have any firm commitments from any person to provide us with any capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2017, we did not have any off balance sheet arrangements.

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

Internal Control over Financial Reporting

As indicated in our Form 10-K filed on December 4, 2017, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective during the 2017 fiscal year at the reasonable assurance level, as a result of a material weaknesses primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP, limited or no segregation of duties, and lack of independent directors.

We are currently in the process of evaluating the steps necessary to remediate these material weaknesses.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICANN, INC.

Dated: February 20, 2018	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer