Form 10-Q
period 2018-03-31
AmeriCann, Inc.
filed 2018-05-15
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐ No ☑

As of April 30, 2018, the registrant had 19,391,000 shares of common stock outstanding.

AmeriCann, Inc.

FORM 10-Q

Part I:  FINANCIAL INFORMATION

Item 1.      UNAUDITED Financial Statements

AMERICANN, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2018	September 30, 2017
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$392,154	$1,627
Restricted cash	497,361	-
Current portion of prepaid land lease	57,959	57,959
Prepaid expenses and other current assets	4,970	5,000
Total current assets	952,444	64,586

Land held for sale	-	1,611,312
Construction in progress	699,300	680,028
Furniture and equipment (net of depreciation of $4,265 and $3,704)	3,591	4,153
Website development costs (net of amortization of $35,736 and $28,820)	5,764	12,680
Notes and other receivables (net of allowance of $469,699)	783,905	780,315
Note receivable - related party	157,122	125,327
Prepaid land lease and related deposits, net of current portion	2,753,068	2,782,047
Security deposit and other assets	63,110	3,110
Total assets	$5,418,304	$6,063,558

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$9,942	$624,623
Interest payable (including $42,002 and $84,998 to related parties)	52,316	86,253
Other payables	7,995	19,699
Notes payable (net of discount of $1,235,104 and $0)	769,533	1,070,000
Total current liabilities	839,786	1,800,575

Notes payable - related party (inclusive of premium of $36,355 and $47,037)	1,968,001	1,978,683

Total liabilities	2,807,787	3,779,258

Commitments and contingencies - see Note 10

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,391,000 and 19,366,000 shares issued and outstanding as of March 31, 2018 and September 30, 2017, respectively	1,940	1,937
Additional paid in capital	13,582,034	10,959,188
Accumulated deficit	(10,973,457)	(8,676,825)
Total stockholders' equity	2,610,517	2,284,300

Total liabilities and stockholders' equity	$5,418,304	$6,063,558

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Revenues:
Consulting fees	$-	$15,000	$-	$30,000
Total revenues	-	15,000	-	30,000

Operating expenses:
Advertising and marketing	2,787	4,973	3,749	7,220
Professional fees	118,128	148,686	270,115	201,083
General and administrative expenses	357,592	364,817	792,454	653,250
Total operating expenses	478,507	518,476	1,066,318	861,553

Loss from operations	(478,507)	(503,476)	(1,066,318)	(831,553)

Other income (expense):
Interest income	17,309	2,584	25,386	10,759
Interest expense	(424,609)	(57,762)	(1,178,988)	(139,337)
Other income (expense)	-	-	(2,861)	-
Interest expense - related party	(36,461)	(36,634)	(73,851)	(69,602)
Total other income (expense)	(443,761)	(91,812)	(1,230,314)	(198,180)

Net loss	$(922,268)	$(595,288)	$(2,296,632)	$(1,029,733)

Basic and diluted loss per common share	$(0.05)	$(0.03)	$(0.12)	$(0.06)

Weighted average common shares outstanding	19,376,278	19,136,555	19,371,082	18,706,825

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

consolidated STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(2,296,632)	$(1,029,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,478	7,479
Stock based compensation and option expense	306,661	37,450
Loss on disposal of land	2,861	-
Amortization of equity instruments issued to lessor	28,979	-
Amortization of debt discount/(premium)	1,121,652	20,318
Changes in operating assets and liabilities:
Interest receivable	(25,385)	1,994
Prepaid expenses	(59,970)	28,980
Accounts payable and accrued expenses	(597,593)	(330,932)
Notes receivable - related party	(10,000)	-
Interest payable	9,059	21,346
Interest payable - related party	(42,996)	(109,825)
Other payables	(11,704)	8,081
Net cash flows used in operations	(1,567,590)	(1,344,842)

Cash flows from investing activities:
Additions to construction in progress	(19,272)	(214,881)
Payments received on notes receivable	-	214,631
Advances made on notes receivable - related party	-	(41,048)
Advances made on notes receivable	-	(30,000)
Net cash flows provided by (used) in investing activities	(19,272)	(71,298)

Cash flows from financing activities:
Common stock issued for cash, net	-	1,843,774
Proceeds from note payable	2,536,000	24,657
Proceeds from the exercise of stock options	18,750	-
Payments on note payable - related party	-	(20,000)
Payments on notes payable	(80,000)	(227,904)
Net cash flows provided by financing activities	2,474,750	1,620,527

Net increase in cash, cash equivalents, and restricted cash	887,888	204,387

Cash, cash equivalents, and restricted cash at beginning of period	1,627	24

Cash, cash equivalents, and restricted cash at end of period	$889,515	$204,411

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$165,124	$277,100
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:

Shares and warrants issued to lessor as consideration for land lease		1,770,333
Proceeds from sale of land used to satisfy debt obligations	1,608,451	-
Debt discount related to warrants issued with debt and BCF	2,297,438	-

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

The Company offers a comprehensive, turnkey package of services that includes consulting, design, construction and financing to approved and licensed marijuana operators throughout the United States. The Company's business plan is based on the anticipated growth of the regulated marijuana market in the United States.

The Company's activities are subject to significant risks and uncertainties including failure to secure funding to properly expand its operations.

Basis of Presentation

The (a) balance sheet as of September 30, 2017, which has been derived from audited financial statements, and (b) the unaudited financial statements as of and for the three and six months ended March 31, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on December 4, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2017 as reported in the Form 10-K have been omitted.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	March 31, 2018	September 30, 2017

Cash and cash equivalents	$392,154	$1,627
Restricted cash	497,361	-
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$889,515	$1,627

Amounts included in restricted cash represent those required to be set aside by a contractual agreement with a lender for the payment of specific construction related expenditures as part of the Company’s property development in Massachusetts. See Notes 5 and 10.

Recent Accounting Pronouncements

In January 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-01, LEASES (TOPIC 842): LAND EASEMENT PRACTICAL EXPEDIENT FOR TRANSITION TO TOPIC 842; On February 25, 2016, the FASB issued Accounting Standards Update No. 2016- 02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The FASB has been assisting stakeholders with implementation questions and issues as organizations prepare to adopt Topic 842. In connection with the FASB’s transition support efforts, a number of stakeholders inquired about the application of the new lease requirements in Topic 842 to land easements. Land easements (also commonly referred to as rights of way) represent the right to use, access, or cross another entity’s land for a specified purpose The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective but may be early adopted, and Example 10 of Subtopic 350- 30. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Update 2016-02. An entity that early adopted Topic 842 should apply the amendments in this Update upon issuance. The Company does not expect this amendment to have a material impact on its financial statements.

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

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $10,973,457 and $8,676,825 at March 31, 2018 and September 30, 2017, respectively, and had a net loss of $922,268 and $2,296,632 for the three and six months ended March 31, 2018, respectively. Further, the amount due from WGP of $1,253,604 (before an allowance of $469,699) may not be collectible. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. The Company filed a Demand for Arbitration against WGP on April 7, 2017. There are no indicators to suggest that the amounts due from WGP will not be collectible. On January 18, 2018, the arbitration panel awarded the Company $1,045,000 plus interest at the rate of 18% per year from April 18, 2015 to January 18, 2018 for $523,023. In addition to the principal and interest awarded of $1,568,023, the Company was also awarded its attorneys’ fees and arbitration fees. On March 15, 2018, the arbitration panel issued its final award and awarded the Company $1,761,675. This award consisted of $1,045,000, plus interest at the rate of 18% per year from April 18, 2015 through March 15, 2018 ($550,000), the Company’s attorneys’ fees and costs ($113,865), and arbitration fees and expenses ($52,810). The American Arbitration Association will also return to the Company $32,562 which the Company paid to the AAA as deposits during the course of the arbitration proceeding. The arbitration award issued on March 15, 2018 is final and not subject to appeal. The Company has not collected on the award as of the filing date of this report.

Management believes that the actions presently being taken to further implement the Company’s business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate additional revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate additional revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. NOTES AND OTHER RECEIVABLES

Notes and other receivables as of March 31, 2018 and September 30, 2017, consisted of the following:

	March 31, 2018	September 30, 2017

Notes and other receivables from WGP, a licensed medical marijuana cultivator; $673,294 note secured by personal property of the borrower, interest rate of 18.0%; accrued consulting fees of $40,000, construction advances of $332,357 and accrued interest of $207,953. Net of reserves of $469,699. All amounts are due and payable immediately.	783,905	780,315

Related party note receivable from CCI, a non-profit corporation, financing of up to $2.5 million through April 2021, interest rate of 18.0%; monthly principal and interest payments commencing the sixth month after CCI begins to generate sales; construction and working capital advances of $129,634, and accrued interest of $27,488; unsecured.	157,122	125,327
	$941,027	$905,642

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

NOTE 5.  NOTES PAYABLE

Unrelated

The Company maintained a loan secured by a first lien on the five-acre parcel of land in Denver. During the six months ended March 31, 2018, the land was sold and the related loan balance of $990,000 was repaid. See Note 4.

On August 25, 2017, we entered into a Promissory Note with an unrelated party that provides financing of up to $150,000. The note bears interest at 12% and is due and payable on May 31, 2018. As of March 31, 2018, we had a balance borrowed of $0 and accrued interest on this note payable was $85. A total payment of $89,677 was made during the six months ended March 31, 2018. Interest expense was $85 and $0 for the three months ended March 31, 2018 and 2017, respectively. Interest expense was $3,142 and $0 for the six months ended March 31, 2018 and 2017, respectively.

Convertible loans

On October 5, 2017, the Company borrowed $128,000 from an unrelated party. The loan bears interest at a rate of 12% and is due and payable on October 5, 2018. At any time on or before April 5, 2018 the Company may prepay the loan by paying the Lender the outstanding loan principal and accrued interest plus premiums ranging from 15% to 35%. After April 5, 2018, the Company may not repay the loan with the consent of the Lender. At any time after April 5, 2018, the full value of any unpaid principal is convertible into the Company’s common stock at a variable conversion price. The conversion price is equal to: (a) if the market price is greater than or equal to $1.35, the greater of (1) the variable conversion price (defined as market price multiplied by 65 percent) and (2) the fixed conversion price of $1.00, and (b) if the market price is less than $1.35, the lessor of (1) the variable conversion price and (2) the fixed conversion price. Market price is defined as the average of the lowest two daily dollar volume-weighted average sales price for the common stock during the fifteen day trading period ending on the latest complete trading day prior to the conversion date. The Company incurred debt issuance costs of $3,000 which is reflected as a debt discount in the accompanying consolidated balance sheet at March 31, 2018. As the instrument is not yet convertible, no beneficial conversion feature has been recognized at March 31, 2018. Amortization expense related to the debt discount was $750 and $0 for the three months ended March 31, 2018 and 2017, respectively and $1,500 and $0 for the six months ended March 31, 2018 and 2017, respectively.

On November 13, 2017, the Company borrowed $68,000 from an unrelated party. The loan bears interest at a rate of 12% and is due and payable on November 13, 2018. At any time on or before May 13, 2018 the Company may prepay the loan by paying the Lender the outstanding loan principal and accrued interest plus premiums ranging from 15% to 35%. After May 13, 2018, the Company may not repay the loan with the consent of the Lender. At any time after May 13, 2018, the full value of any unpaid principal is convertible into the Company’s common stock at a variable conversion price. The conversion price is equal to: (a) if the market price is greater than or equal to $1.35, the greater of (1) the variable conversion price (defined as market price multiplied by 65 percent) and (2) the fixed conversion price of $1.00, and (b) if the market price is less than $1.35, the lessor of (1) the variable conversion price and (2) the fixed conversion price. Market price is defined as the average of the lowest two daily dollar volume-weighted average sales price for the common stock during the fifteen day trading period ending on the latest complete trading day prior to the conversion date. The Company incurred debt issuance costs of $3,000 which is reflected as a debt discount in the accompanying consolidated balance sheet at March 31, 2018. As the instrument is not yet convertible, no beneficial conversion feature has been recognized at March 31, 2018. Amortization expense related to the debt discount was $750 and $0 for the three months ended March 31, 2018 and 2017, respectively and $1,250 and $0 for the six months ended March 31, 2018 and 2017 respectively.

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

The loan bears interest at 8% per year and is due and payable on April 30, 2018, and an extension or conversion is currently being negotiated. At the options of the Lenders upon the sale of the Denver property or the Company’s notice to prepay the note, all or any portion of the outstanding loan balance is convertible into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $1.50, which amount will be proportionately adjusted in the event of any stock split or capital reorganization. The loan may be prepaid at any time, without penalty on 5 days’ notice to the Lenders.

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

As described in Note 4, on December 4, 2017, the Company sold its property in Denver, Colorado and used $601,363 of the sale proceeds to partially repay this loan. triggering the conversion option described above and the lenders elected not to exercise their conversion option. As the conversion period had passed, the Company’s has fully expensed the debt discount associated with the beneficial conversion feature. The remaining debt discount is being recognized on a straight-line basis over the life of the note. Amortization expense related to the debt discounts was $779,725 and $0 for the six months ended March 31, 2018 and 2017, respectively.

December 2017 Convertible Note Offering

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

The $64,000 paid to the placement agent, was allocated on a pro-rata basis to the warrants and the debt, which was recorded as an offset to additional paid in capital and an increase in debt discount of $48,562 and $15,438, respectively

All debt discounts are being recognized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts were $187,859 and $0 for the six months ended March 31, 2018 and 2017, respectively.

February 2018 Convertible Note Offerings

On February 12, 2018 the Company sold convertible notes in the principal amount of $810,000 to a group of accredited investors. The notes bear interest at 8% per year, are unsecured, and are due and payable on December 31, 2018. At the option of the note holders, the notes may be converted at any time into shares of the Company's common stock at an initial conversion price of $1.50 per share.

The note holders also received warrants which entitle the note holders to purchase up to 540,000 shares of the Company's common stock. The warrants are exercisable at a price of $1.50 per share and expire on October 17, 2022.

The Company allocated the proceeds between the note and the warrants based on their relative fair values. The relative fair value of the 540,000 warrants was $523,013 which was recognized as additional paid in capital and a corresponding debt discount. After such allocation, the effective conversion price on the issuance date was less than the fair value of the stock into which the note is convertible, giving rise to a beneficial conversion feature of $286,987 which is recognized as additional paid in capital and a corresponding debt discount.

All debt discounts are being recognized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts were $162,000 and $0 for the six months ended March 31, 2018 and 2017, respectively.

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

Accrued interest on these notes payable was $42,002 and $84,998 at March 31, 2018 and September 30, 2017, respectively.

In connection with the debt modification agreement, we issued SCP warrants to purchase 800,000 shares of our common stock, exercisable at a price of $1.50 per share, and warrants to purchase an additional 800,000 shares of common stock, exercisable at a price of $3.00 per share. Both sets of warrants expire on June 30, 2020. We allocated the relative fair values to the warrants, stock options, and convertible debt, as determined by the Black Scholes option pricing model. Based on the Black Scholes option pricing model, a net debt premium of $72,651 was allocated to the warrants which are reflected in additional paid-in-capital. The debt premium is being amortized on a straight-line basis over the term of the notes. At March 31, 2018, the outstanding principal on these notes was $1,931,646, and the unamortized debt premium was $36,355. Amortization of debt premium was $10,682 and $14,932 for the six months ended March 31, 2018 and 2017, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

Strategic Capital Partners. At March 31, 2018 and September 30, 2017, we had outstanding notes payable to SCP of $1,968,001 and $1,978,683, respectively.

Interest expense was $36,461 and $36,634 for the three months ended March 31, 2018 and 2017, respectively; and $73,851 and $69,602 for the six months ended March 31, 2018 and 2017. Interest payable – related party of $42,002 and $84,998 was included in the accompanying consolidated balance sheets at March 31, 2018 and September 30, 2017, respectively.  We made interest payments of $106,396 during the quarter ended March 31, 2018, and $127,529 during the six months ended March 31, 2018.

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

As of March 31, 2018, we have provided financing to CCI of $157,122, which includes construction and working capital advances of $129,634, and accrued interest of $27,488.

NOTE 7. LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Net loss attributable to common stockholders	$(922,268)	$(595,288)	$(2,296,632)	$(1,029,733)

Basic weighted average outstanding shares of common stock	19,376,278	19,136,555	19,371,082	18,706,825
Dilutive effects of common share equivalents	-	-	-	-
Dilutive weighted average outstanding shares of common stock	19,376,278	19,136,555	19,371,082	18,706,825

Basic and diluted net loss per share of common stock	$(0.05)	$(0.03)	$(0.12)	$(0.06)

As of March 31, 2018, we have excluded 180,000 of stock options and 10,306,000 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive. As of March 31, 2017, we have excluded 1,155,000 of stock options and 9,981,000 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive.

NOTE 8. INCOME TAXES

We did not record any income tax expense or benefit for the three or six months ended March 31, 2018. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of March 31, 2018.

As of March 31, 2018, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2017.

NOTE 9. STOCK BASED COMPENSATION

Restricted Stock Awards. We use restricted stock awards to compensate certain key executives and other individuals.  At March 31, 2018, we had no outstanding unvested restricted stock awards. Stock-based compensation expense associated with restricted stock awards was $0 and $18,725 for the three months ended March 31, 2018 and 2017, respectively, and $0 and $37,450 for the six months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there is no remaining unrecognized stock-based compensation associated with restricted stock awards.

Stock Options. There was no stock option activity for the quarter ended March 31, 2018. Stock option details are as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding and exerciseable at September 30, 2017	1,305,000	$8.29	0.6	$431,200
Granted	-	$-	-	-
Cancelled/Expired	(1,100,000)	9.45	-	-
Exercised	25,000	0.75	-	-
Outstanding as of March 31, 2018	180,000	$2.21	2.21	$-
Vested and expected to vest at March 31, 2018	180,000	$2.21	2.21	$-
Exercisable at March 31, 2018	180,000	$2.21	2.21	$35,700

There was no stock-based compensation expense associated with stock options for the three and six months ended March 31, 2018 and 2017. At March 31, 2018, there is no remaining unrecognized stock-based compensation associated with stock options.

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

As of March 31, 2018, we have provided financing to CCI of $157,122, which includes construction and working capital advances of $129,634, and accrued interest of $27,488.

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

Between October 17, 2016 and April 17, 2017, the monthly lease payments will accrue, with all accrued lease payments to be paid to MMP on April 17, 2017. On April 17, 2017, the Company reimbursed MMP for its costs and expenses associated with the acquisition of the property, the lease, and the acquisition of the shares and the warrant from the Company (as further described below).

Under the terms of the lease, the Company had six months to obtain $2.6 million in capital funding for the construction of the first phase building. In the event that the Company is unable to raise these funds within the six month period, the Company had an additional six months to do so; provided, that the Company has paid accrued lease payments and closing costs. On October 17, 2017, the lease agreement was amended to provide that the Company will have until 16 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP a warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant can be exercised on October 17, 2022. The Company recognized an expense of $0 and $171,307 during the three and six months ended March 31, 2018, respectively, representing the entire grant date fair value of the warrant.

On February 16, 2018, the lease agreement was amended to provide that the Company will have until 18 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP a warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant can be exercised on October 17, 2022. The Company recognized an expense of $135,354 during the three months ended March 31, 2018, representing the entire grant date fair value of the warrant.

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

The lease expense was $99,865 and $208,184 for the three months ended March 31, 2018 and 2017, respectively, and $199,730 and $307,036 for the six months ended March 31, 2018 and 2017, respectively. At March 31, 2018, the future rental payments required under this lease are $170,748 for the remainder of fiscal 2018, $341,496 for fiscal years 2019 through 2022, and $15,026,024 thereafter.

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

The equity line agreement has a term of 18 months, which began on February 14, 2018

During the three and six months ended March 31, 2018, the Company issued 25,000 shares from the exercise of stock options for proceeds of $18,750. These options were fully vested and had been previously expensed.

Warrants. Warrant activity as of and for the six months ended March 31, 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding and exerciseable at September 30, 2017	10,166,000	$3.68	2.4	$-
Granted	1,940,000	$1.50	4.8
Cancelled/Expired	(1,800,000)	9.33
Exercised	-
Outstanding as of March 31, 2018	10,306,000	$2.30	2.4	$4,768,201
Vested and expected to vest at March 31, 2018	10,306,000	$2.40	2.4	$4,768,201
Exercisable at March 31, 2018	6,566,000	$2.40	2.4	$1,302,601

As disclosed in Notes 5 and 10, the Company issued warrants to purchase up to 1,940,000 shares of Common Stock at an exercise price of $1.50 per share. The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions:

●	Expected term – 3 to 5 years
●	Volatility – 163% to 176%
●	Risk-free rate – 1.73% to 2.61%
●	Stock price - $1.74 to $4.09
●	Expected dividends – $0

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

On April 17, 2018 the Company and MMP amended the lease for the third time to provide that the Company will have until 20 months from October 17, 2016 to raise $2.6 million for the construction of the first phase of the MMCC. If the Company is unable to raise $2.6 million on or before 20 months from October 17, 2016, the lease will terminate.

As further consideration for the third amendment to the lease, the Company issued a warrant which allows MMP to purchase 50,000 shares of the Company’s common stock at a price of $1.50 per share. The warrant expires on October 17, 2022.

On April 5, 2018, the Company prepaid the $128,000 loan discussed in Note 5.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended September 30, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K

Forward-Looking Statements

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

RECENT DEVELOPMENTS

Land Sale. On December 4, 2017 we completed a sale of land in Denver, Colorado. The proceeds of $1,608,451 were used to repay a $990,000 loan secured by the property and the related interest and the remaining proceeds were used as a partial paydown on an $800,000 loan that was in a second lien position on the property.

Convertible Debt Offerings. During the six months ended March 31, 2018, we borrowed $2,606,000 from unrelated parties, as described in Note 5 to the consolidated financial statements included with this report.

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

The equity line agreement has a term of 18 months, which began on February 14, 2018.

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

Arbitration Award. On April 7, 2017, we filed an arbitration claim against Wellness Group Pharms, LLC (“WGP”). On January 18, 2018, the arbitration panel awarded us $1,045,000, plus interest at the rate of 18% per year from April 18, 2015 to January 18, 2018 for $523,023. On March 15, 2018, the arbitration panel issued its final award and awarded the Company $1,761,675. This award consisted of $1,045,000, plus interest at the rate of 18% per year from April 18, 2015 through March 15, 2018 ($550,000), the Company’s attorneys’ fees and costs ($113,865), and arbitration fees and expenses ($52,810). The American Arbitration Association will also return to the Company $32,562 which the Company paid to the AAA as deposits during the course of the arbitration proceeding. The arbitration award issued on March 15, 2018 is final and not subject to appeal.

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

SIGNIFICANT ACCOUNTING POLICIES

There were no changes in our significant accounting policies and estimates during the six months ended March 31, 2018 from those set forth in our Annual Report on Form 10-K for the year ended September 30, 2017 filed on December 4, 2017.

RESULTS OF OPERATIONS

Total Revenues

During the three months ended March 31, 2018 and 2017, we generated $0 and $15,000 in revenue, respectively. During the six months ended we generated $0 and $30,000 in revenue, respectively. The decrease in revenues is due to the deferral of revenues from the CCI consulting agreement that occurred in fiscal 2017.

Advertising and Marketing Expenses

Advertising and marketing expenses were approximately $2,800 and $5,000 for the three months ended March 31, 2018 and 2017, respectively. During the six months ended March 31, 2018 and 2017 the advertising and marketing expenses were approximately $3,700 and $7,200, respectively. The decrease is due fewer advertising and marketing activities, as the Company is shifting its focus to the planning and development of the first phase building of the Massachusetts Medical Cannabis Center.

Professional Fees

Professional fees were approximately $118,000 and $149,000 for the three months ended March 31, 2018 and 2017, respectively. The decrease is primarily due to reduction of audit fees of approx. $31,000, Professional fees were approximately $270,000 and $201,000 for the six months ended March 31, 2018 and 2017, respectively. The increase is due to increased consulting fees of approx. $17,000 and legal fees of approximately $108,000 offset by reduced architecture and engineering fees of approximately 40,000 and audit fees of approximately $17,000.

General and Administrative Expenses

General and administrative expenses were approximately $358,000 and $365,000 for the three months ended March 31, 2018 and 2017, respectively. General and administrative expenses were approximately $792,000 and $653,000 for the six months ended March 13, 2018 and 2017, respectively. The increase is attributable primarily to stock based compensation associated with the warrant granted to our lessor, partially offset by higher licenses and fees in the six months ended March 31, 2018 associated with the initial planning phases of certain of our developments.

Interest Income

Interest income was approximately $17,300 and $2,600 for the three months ended March 31, 2008 and 2017, respectively. Interest income was approximately $25,386 and $10,759 for the six months ended March 31, 2018 and 2017, respectively. The increase is directly with CCI note receivable.

Interest Expense

Interest expense was approximately $425,000 and $58,000 for the three months ended March 31, 2018 and 2017, respectively. Interest expense was approximately $1,179,000 and $139,000 for the six months ended March 31, 2018 and 2017, respectively. The increase is primarily attributable to increased interest rates and the amortization of debt discounts that are associated with the convertible debt issuances that occurred in this quarter.

 Net Operating Loss

We had a net loss of $(922,268) and $(595,288) for the three months ended March 31, 2018 and 2017, respectively. We had a net loss of $(2,296,632) and $(1,029,733) for the six months ended March 31, 2018 and 2017, respectively. The increase in net loss is attributable to changes in revenues, operating expenses and interest income and expense, each of which is described above.

Going Concern

See Note 2 to the unaudited consolidated financial statements filed with this report for information concerning our ability to continue as a going concern.

Notes Payable

See Notes 5 and 6 to the unaudited consolidated financial statements filed with this report for information concerning our notes payable

Analysis of Cash Flows

During the six months ended March 31, 2018, our net cash flows used in operations were $1,567,590 as compared to net cash flows used in operations of $1,344,842 for the six months ended March 31, 2017. The decrease is primarily due to the timing of working capital payments

Cash flows used in investing activities were $19,272 for the six months ended March 31, 2018, consisting of additions to construction in progress. as compared to the net cash flows used in investing activities were $71,298 for the six months ended March 31, 2017, consisting of advances made on notes receivable of $71,048.

Cash flows provided by financing activities were $2,474,750 for the six months ended March 31, 2018, consisting of proceeds from notes payable of $2,536,000, proceeds from exercise of stock options of $18,750, partially offset by payments on notes payable of $80,000. Cash flows provided by financing activities were $1,620,527 for the six months ended March 31, 2017, consisting of net proceeds from the issuance of common stock of $1,843,774, proceeds from notes payable of $24,657, offset by payments on notes payable to related parties of $20,000 and payments on notes payable of $227,904.

Note that we sold our property in Denver, Colorado, yielding proceeds of $1,608,451 which were used to pay down existing debt, which is reflected as a noncash financing and investing activity in our statement of cash flows for the six months ended March 31, 2018.

We do not have any firm commitments from any person to provide us with any capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2018, we did not have any off balance sheet arrangements.

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICANN, INC.

Dated: May 15, 2018	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer