Form 10-Q
period 2018-06-30
AmeriCann, Inc.
filed 2018-08-14
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☑

As of August 10, 2018, the registrant had 21,963,017 shares of common stock outstanding.

AmeriCann, Inc.

FORM 10-Q

Part I:  FINANCIAL INFORMATION

Item 1.      UNAUDITED Financial Statements

AMERICANN, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2018	September 30, 2017

Assets
Current Assets:
Cash and cash equivalents	$1,006,310	$1,627
Restricted cash	303,512	-
Current portion of prepaid land lease	57,959	57,959
Prepaid expenses and other current assets	7,500	5,000
Total current assets	1,375,281	64,586

Land held for sale	-	1,611,312
Construction in progress	892,215	680,028
Furniture and equipment (net of depreciation of $4,546 and $3,704)	6,074	4,153
Website development costs (net of amortization of $39,195 and $28,820)	2,305	12,680
Notes and other receivables (net of allowance of $977,770)	783,905	780,315
Note receivable - related party	172,575	125,327
Prepaid land lease and related deposits, net of current portion	2,738,578	2,782,047
Security deposit and other assets	3,110	3,110
Total assets	$5,974,043	$6,063,558

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$61,641	$624,623
Interest payable (including $13,934 and $84,998 to related parties)	13,934	86,253
Other payables	10,702	19,699
Notes payable (net of discount of $510,671 and $0)	524,330	1,070,000
Total current liabilities	610,607	1,800,575

Notes payable - related party (inclusive of premium of $31,014 and $47,037)	1,962,660	1,978,683

Total liabilities	2,573,267	3,779,258

Commitments and contingencies - see Note 10

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 20,430,215 and 19,366,000 shares issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	2,044	1,937
Additional paid in capital	15,658,209	10,959,188
Accumulated deficit	(12,259,477)	(8,676,825)
Total stockholders' equity	3,400,776	2,284,300

Total liabilities and stockholders' equity	$5,974,043	$6,063,558

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Revenues:
Consulting fees	$-	$10,000	$-	$40,000
Total revenues	-	10,000	-	40,000

Operating expenses:
Advertising and marketing	9,300	1,945	13,049	9,165
Professional fees	67,819	50,405	337,934	251,488
General and administrative expenses	357,224	344,710	1,149,678	997,960
Total operating expenses	434,343	397,060	1,500,661	1,258,613

Loss from operations	(434,343)	(387,060)	(1,500,661)	(1,218,613)

Other income (expense):
Interest income	15,453	327	40,839	11,086
Interest expense	(830,204)	(44,413)	(2,009,192)	(183,750)
Other income (expense)	-	-	(2,861)	-
Interest expense - related party	(36,926)	(36,925)	(110,777)	(106,527)
Total other income (expense)	(851,677)	(81,011)	(2,081,991)	(279,191)

Net loss	$(1,286,020)	$(468,071)	$(3,582,652)	$(1,497,804)

Basic and diluted loss per common share	$(0.07)	$(0.02)	$(0.18)	$(0.08)

Weighted average common shares outstanding	19,447,377	19,239,465	19,396,514	18,886,513

See accompanying notes to unaudited consolidated financial statements.

 AMERICANN, INC.

consolidated STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,582,652)	$(1,497,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,218	11,217
Stock based compensation and option expense	432,787	37,450
Loss on disposal of land	2,861	-
Amortization of equity instruments issued to lessor	28,979	-
Amortization of debt discount/(premium)	1,840,745	14,977
Changes in operating assets and liabilities:
Interest receivable	(40,838)	2,521
Prepaid expenses	11,990	23,470
Accounts payable and accrued expenses	(536,217)	(160,659)
Related party payables	(10,000)	-
Interest payable	27,849	(8,924)
Interest payable - related party	(71,064)	(109,825)
Other payables	(8,997)	(277)
Net cash flows used in operations	(1,893,339)	(1,687,854)

Cash flows from investing activities:
Additions to construction in progress	(214,951)	(472,023)
Payments received on notes receivable	-	277,378
Advances made on notes receivable - related party	-	(67,634)
Advances made on notes receivable	-	(30,000)
Net cash flows used in investing activities	(214,951)	(292,279)

Cash flows from financing activities:
Common stock issued for cash, net	922,412	2,176,274
Proceeds from note payable	2,536,000	24,657
Proceeds from the exercise of warrants	225,000	-
Proceeds from the exercise of stock options	18,750	37,500
Payments on note payable - related party	-	(20,000)
Payments on notes payable	(285,677)	(227,904)
Net cash flows provided by financing activities	3,416,485	1,990,527

Net increase in cash, cash equivalents, and restricted cash	1,308,195	10,394

Cash, cash equivalents, and restricted cash at beginning of period	1,627	24

Cash, cash equivalents, and restricted cash at end of period	$1,309,822	$10,418

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$322,438	$394,049
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:

Shares and warrants issued to lessor as consideration for land lease	-	1,972,966
Proceeds from sale of land used to satisfy debt obligations	1,608,451	-
Construction in progress expenditures incurred but not yet paid	-	166,660
Debt discount related to warrants issued with debt and Beneficial Conversion Feature	2,297,438	-
Notes payable and interest converted into shares of stock	802,741	-

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

Basis of Presentation

The (a) balance sheet as of September 30, 2017, which has been derived from audited financial statements, and (b) the unaudited financial statements as of and for the three and nine months ended June 30, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on December 4, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2017 as reported in the Form 10-K have been omitted.

Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on net loss.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that total to the same amounts in the consolidated statements of cash flows:

	June 30, 2018	June 30, 2017

Cash and cash equivalents	$1,006,310	$10,418
Restricted cash	303,512	-
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$1,309,822	$10,418

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This is the first period in which the Company has maintained restricted cash balances, and the Company has elected to early adopt this amendment as of October 1, 2017. As this amendment affects presentation and disclosures only, the adoption had no impact on the Company’s financial position or results of operations.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 will be effective in fiscal years beginning after December 15, 2018 (with early adoption permitted). ASU 2016-02 mandates a modified retrospective transition method. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $12,259,477 and $8,676,825 at June 30, 2018 and September 30, 2017, respectively, and had a net loss of $1,286,020 and $3,582,652 for the three and nine months ended June 30, 2018, respectively. Further, the amount due from Wellness Group Pharms (“WGP”) of $1,761,675 (before an allowance of $977,770) may not be collectible. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. The Company filed a Demand for Arbitration against WGP on April 7, 2017. There are no indicators to suggest that the amounts due from WGP will not be collectible. On January 18, 2018, the arbitration panel awarded the Company $1,045,000 plus interest at the rate of 18% per year from April 18, 2015 to March 15, 2018 for $550,000. In addition to the principal and interest awarded of $1,595,000, the Company was also awarded its attorneys’ fees and arbitration fees. The Company has not collected on the award as of the filing date of this report.

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

NOTE 3. NOTES AND OTHER RECEIVABLES

Notes and other receivables as of June 30, 2018 and September 30, 2017, consisted of the following:

	June 30, 2018	September 30, 2017

Notes and other receivables from WGP, a licensed medical marijuana cultivator; $673,294 note secured by real and personal property of the borrower, interest rate of 18.0%; accrued consulting and legal fees of $206,024, construction advances of $332,357 and accrued interest of $550,000. Net of reserves of $977,770. All amounts are due and payable immediately.	783,905	780,315

Related party note receivable from CCI, a non-profit corporation, financing of up to $2.5 million through April 2021, interest rate of 18.0%; monthly principal and interest payments commencing the sixth month after CCI begins to generate sales; construction and working capital advances of $129,635, and accrued interest of $42,940; unsecured.	172,575	125,327
	$956,480	$905,642

The Company recently won an arbitration hearing against WGP, but will not reclassify the amounts from long-term until such time that actual payment(s) are made or become known.

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

NOTE 5.  NOTES PAYABLE

Unrelated

The Company maintained a loan secured by a first lien on the five-acre parcel of land in Denver. During the nine months ended June 30, 2018, the land was sold and the related loan balance of $990,000 was repaid. See Note 4.

On August 25, 2017, we entered into a Promissory Note with an unrelated party that provides financing of up to $150,000, of which the Company received $80,000 in cash and expenses paid directly on the Company’s behalf of $9,677. The note bore interest at 12% per year and was due on May 31, 2018. A total payment of $89,677 was made during the nine months ended June 30, 2018. Interest expense was $0 and $0 for the three months ended June 30, 2018 and 2017, respectively.  As of June 30, 2018, the Company had a balance borrowed of $0 and accrued interest on the loan payable was $0. Interest expense was $3,142 and $0 for the nine months ended June 30, 2018 and 2017, respectively.

Convertible loans

On October 5, 2017, the Company borrowed $128,000 from an unrelated party. The loan bore interest at a rate of 12% per year and was due and payable on October 5, 2018. At any time on or before April 5, 2018 the Company could prepay the loan by paying the Lender the outstanding loan principal and accrued interest plus premiums ranging from 15% to 35%. The Company incurred debt issuance costs of $3,000 which was recorded as a debt discount. As the instrument was fully repaid on April 5, 2018, no beneficial conversion feature has been recognized at June 30, 2018. Amortization expense related to the debt discount was $1,500 and $0 for the three months ended June 30, 2018 and 2017, respectively and $3,000 and $0 for the nine months ended June 30, 2018 and 2017, respectively.

On November 13, 2017, the Company borrowed $68,000 from an unrelated party. The loan bore interest at a rate of 12% per year and is due on November 13, 2018. At any time on or before May 13, 2018 the Company could prepay the loan by paying the Lender the outstanding loan principal and accrued interest plus premiums ranging from 15% to 35%. The Company incurred debt issuance costs of $3,000 which was recorded as a debt discount. As the loan was fully repaid on May 11, 2018, no beneficial conversion feature has been recognized at June 30, 2018. Amortization expense related to the debt discount was $1,750 and $0 for the three months ended June 30, 2018 and 2017, respectively and $3,000 and $0 for the nine months ended June 30, 2018 and 2017 respectively.

Construction loan

On October 30, 2017 the Company borrowed $800,000 from three unrelated parties (the “Lenders”). The primary use of the loans proceeds were to prepare the Company’s Massachusetts Medical Cannabis Center (the “MMCC”) for the first phase of development, which will include a pad-ready site for Building 3 and the improvements to the entrance and roadways for the entire project. The remaining loan proceeds were used to pay lease payments, thru Nov 17, 2017, to Medical Massachusetts Properties, LLC, owner of the land on which the MMCC will be built, and for working capital.

The loan bore interest at 8% per year and was due and payable on April 30, 2018. At the option of the Lenders, upon the sale of the Denver property or the Company’s notice to prepay the note, all or any portion of the outstanding loan balance was convertible into shares of the Company’s common stock. The number of shares of the Company’s common stock which would be issued upon any conversion will be determined by dividing the amount to be converted by $1.50.

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

As described in Note 4, on December 4, 2017, the Company sold its property in Denver, Colorado and used $601,363 of the sale proceeds to partially repay this loan. In May 2018 the remaining principal balance of approximately $199,000, plus accrued interest of approximately $13,508, was converted into 141,672 shares of the Company’s common stock. Amortization expense related to the debt discounts were $20,725 and $0 for the three months ended June 30, 2018 and 2017, respectively and $800,000 and $0 for the nine months ended June 30, 2018 and 2017, respectively.

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

The $64,000 paid to the placement agent, was allocated on a pro-rata basis to the warrants and the debt, which was recorded as an offset to additional paid in capital and an increase in debt discount of $48,562 and $15,438, respectively.

During May 2018, a loan principal of $575,000 was converted into 383,333 shares of common stock. In addition, interest payable in the amount of $15,233 was converted into 10,156 shares.

All debt discounts are being recognized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts were $457,909 and $0 for the three months ended June 30, 2018 and 2017, respectively, and $645,768 and $0 for the nine months ended June 30, 2018 and 2017, respectively.

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

All debt discounts are being recognized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts were $243,000 and $0 for the three months ended June 30, 2018 and 2017, respectively, and $405,000 and $0 for the nine months ended June 30, 2018 and 2017, respectively.

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

If the average closing price of our common stock is at least $2.50 for twenty consecutive trading days, and the average trading volume of our common stock during the twenty trading days is at least 100,000 shares, we may, within 10 days of the end of such twenty-day period, notify SCP that its right to convert the note into shares of our common stock will end 45 days after the date of the notice to SCP.

The second note, in the principal amount of $931,646, bears interest at 8% per year and matures on December 31, 2019. Interest is payable quarterly. The note is not convertible into shares of our common stock but is secured by a first lien on all amounts due to us by WGP. Any amounts received from WGP will be applied to the principal amount of the note. Otherwise, all unpaid principal and interest will be due on December 31, 2019.

Accrued interest on these notes payable was $13,934 and $84,998 at June 30, 2018 and September 30, 2017, respectively.

In connection with the debt modification agreement, we issued SCP warrants to purchase 800,000 shares of our common stock, exercisable at a price of $1.50 per share, and warrants to purchase an additional 800,000 shares of common stock, exercisable at a price of $3.00 per share. Both sets of warrants expire on June 30, 2020. We allocated the relative fair values to the warrants, stock options, and convertible debt, as determined by the Black Scholes option pricing model. Based on the Black Scholes option pricing model, a net debt premium of $72,651 was allocated to the warrants which are reflected in additional paid-in-capital. The debt premium is being amortized on a straight-line basis over the term of the notes. At June 30, 2018, the outstanding principal on these notes was $1,931,646, and the unamortized debt premium was $31,014. Amortization of debt premium was $5,341 and $5,341 for the three months ended June 30, 2018 and 2017 and $16,023 and $20,273 for the nine months ended June 30, 2018 and 2017, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

Strategic Capital Partners. At June 30, 2018 and September 30, 2017, we had outstanding notes payable to SCP of $1,962,660 and $1,978,683, respectively.

Interest expense was $36,926 and $36,925 for the three months ended June 30, 2018 and 2017, respectively; and $110,777 and $106,527 for the nine months ended June 30, 2018 and 2017, respectively. Interest payable – related party of $13,934 and $84,998 was included in the accompanying consolidated balance sheets at June 30, 2018 and September 30, 2017, respectively.  We made interest payments of $70,335 during the three months ended June 30, 2018, and $197,864 during the nine months ended June 30, 2018.

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

As of June 30, 2018, we have provided financing to CCI of $172,575, which includes construction and working capital advances of $129,635, and accrued interest of $42,940.

NOTE 7. LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net loss attributable to common stockholders	$(1,286,020)	$(468,071)	$(3,582,652)	$(1,497,804)

Basic weighted average outstanding shares of common stock	19,447,377	19,239,465	19,396,514	18,886,513
Dilutive effects of common share equivalents	-	-	-	-
Dilutive weighted average outstanding shares of common stock	19,447,377	19,239,465	19,396,514	18,886,513

Basic and diluted net loss per share of common stock	$(0.07)	$(0.02)	$(0.18)	$(0.08)

As of June 30, 2018, we excluded 180,000 of stock options and 9,415,000 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive. As of June 30, 2017, we excluded 1,155,000 of stock options and 10,166,000 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive.

NOTE 8. INCOME TAXES

We did not record any income tax expense or benefit for the three or nine months ended June 30, 2018. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of June 30, 2018.

As of June 30, 2018, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2017.

NOTE 9. STOCK BASED COMPENSATION

Restricted Stock Awards. We use restricted stock awards to compensate certain key executives and other individuals.  At June 30, 2018, we had no outstanding unvested restricted stock awards. Stock-based compensation expense associated with restricted stock awards was $0 and $0 for the three months ended June 30, 2018 and 2017, respectively, and $0 and $37,450 for the nine months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there is no remaining unrecognized stock-based compensation associated with restricted stock awards.

Stock Options. There was no stock option activity for the quarter ended June 30, 2018. Stock option details are as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding and exerciseable at September 30, 2017	1,305,000	$8.29	0.6	$431,200
Granted	-	$-	-	-
Cancelled	(1,100,000)	9.45	-	-
Exercised	(25,000)	0.75	-	-
Outstanding as of June 30, 2018	180,000	$2.21	2.6	$-
Vested and expected to vest at June 30, 2018	180,000	$2.21	2.6	$-
Exercisable at June 30, 2018	180,000	$2.21	2.6	$223,500

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Coastal Compassion. See Note 6

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

Under the terms of the lease, the Company had six months to obtain $2.6 million in capital funding for the construction of the first phase building. In the event that the Company is unable to raise these funds within the six month period, the Company had an additional six months to do so; provided, that the Company has paid accrued lease payments and closing costs. On October 17, 2017, the lease agreement was amended to provide that the Company will have until 16 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP a warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant can be exercised at any time on or before October 17, 2022. The Company recognized an expense of $0 and $171,307 during the three and nine months ended June 30, 2018, respectively, representing the entire grant date fair value of the warrant.

On February 16, 2018, the lease agreement was amended to provide that the Company will have until 18 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP a warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant can be exercised at any time on or before October 17, 2022. The Company recognized an expense of $135,354 during the nine months ended June 30, 2018, representing the entire grant date fair value of the warrant.

On April 17, 2018, the lease agreement was amended to provide that the Company will have until 20 months from October 17, 2016 to raise $2.6 million in capital funding.  In addition to extending the funding deadline, this amendment granted MMP a warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.50 per share.  The warrant can be exercised at any time on or before October 17, 2022.  The Company recognized an expense of $126,126 during the nine months ended June 30, 2018, representing the entire grant fair value of the warrant.

As of June 30, 2018, the Company has satisfied the funding obligations as per the agreement and amendments.

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

The lease expense was $99,865 and $99,865 for the three months ended June 30, 2018 and 2017, respectively, and $299,595 and $406,901 for the nine months ended June 30, 2018 and 2017, respectively. At June 30, 2018, the future rental payments required under this lease are $85,374 for the remainder of fiscal 2018, $341,496 for fiscal years 2019 through 2022, and $15,026,024 thereafter.

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

During the three months ended June 30, 2018, the Company submitted Put Notices for a total of 304,054 shares for a total cash consideration of $922,412.

During the three months ended June 30,2018, the Company converted debt and interest of $802,741 into 535,161 shares of common stock as described in Note 5.

During nine months ended June 30, 2018, the Company issued 25,000 shares of common stock and received $18,750 as a result of the exercise of stock options.

Warrants. Warrant activity as of and for the nine months ended June 30, 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding and exerciseable at September 30, 2017	10,166,000	$3.68	2.4	$-
Granted	2,040,000	$1.50	4.8
Cancelled	(1,800,000)	9.33
Expired	(791,000)	8.00
Exercised	(200,000)	1.13
Outstanding as of June 30, 2018	9,415,000	$1.81	2.7	$15,618,500
Vested and expected to vest at June 30, 2018	9,415,000	$1.81	2.7	$15,618,500
Exercisable at June 30, 2018	5,675,000	$2.35	2.9	$6,505,500

As disclosed in Notes 5 and 10, the Company issued warrants to purchase up to 2,040,000 shares of Common Stock at an exercise price of $1.50 per share. The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions:

●	Expected term – 3 to 5 years
●	Volatility – 163% to 176%
●	Risk-free rate – 1.73% to 2.00%
●	Stock price - $1.74 to $4.09
●	Expected dividends – $0

For those warrants that were issued with debt, the proceeds were allocated to the respective instruments on a pro rata basis based on the fair value of each instrument. See Note 5.

During the three and nine months ended June 30, 2018, the Company issued 200,000 shares from the exercise of warrants for total consideration of $225,000.

NOTE 12. SUBSEQUENT EVENTS

Between October 27, 2016 and November 7, 2016 the Company sold 2,000,000 units to a group of investors in a private offering. Each unit consisted of one share of the Company’s common stock and one Series I Warrant. Each Series I Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $3.00 per share at any time on or before November 4, 2020.

To encourage holders to exercise their Series I Warrants, the Company agreed to issue one Series IX Warrant to each person that exercised a Series I warrant on or before July 10, 2018. Each Series IX Warrant is exercisable at a price of $1.00 per share at any time on or before July 10, 2021.

A total of 1,273,000 Series I Warrants were exercised (resulting in proceeds of $3,819,000) and the Company issued 1,273,000 shares of its common stock (as a result of the exercise of the Series I Warrants) and 1,273,000 Series IX Warrants to the persons that exercised the Series I Warrants.

As of August 13, 2018, approximately $375,000 of convertible debt originally issued in February 2018 (as described in Note 5) and corresponding interest of approximately $14,000, was converted into 259,802 shares of common stock.

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

AmeriCann plans to lease facilities to its Preferred Partners that will be designed with AmeriCann’s propriety cultivation and processing system called “Cannopy.” AmeriCann developed Cannopy with experts from traditional horticulture, lean manufacturing, regulatory compliance and cannabis cultivation. Cannopy includes automation throughout the production life-cycle, customized workflow processes, monitoring and controls, and top-line security systems. Cannopy empowers Preferred Partners to consistently produce medical marijuana for patients at the lowest cost in the most efficient, compliant manner. We plan to provide initial and on-going training, policies, practices and procedures to operate marijuana cultivation facilities.

The expanding cannabis industry requires extensive real estate to meet the growing needs of the market for cannabis products. AmeriCann assists its Preferred Partners with the identification, design, permitting, acquisition, development and operation of scalable infrastructure to cultivate and to dispense medical cannabis in regulated markets.

SIGNIFICANT ACCOUNTING POLICIES

There were no changes in our significant accounting policies and estimates during the nine months ended June 30, 2018 from those set forth in our Annual Report on Form 10-K for the year ended September 30, 2017 filed on December 4, 2017.

RESULTS OF OPERATIONS

Total Revenues

During the three months ended June 30, 2018 and 2017, we generated $0 and $10,000 in revenue, respectively. During the nine months ended June 30, 2018 and 2017 we generated $0 and $40,000 in revenue, respectively. The decrease in revenues is due to the deferral of revenues from the CCI consulting agreement that occurred in fiscal 2017.

Advertising and Marketing Expenses

Advertising and marketing expenses were approximately $9,300 and $1,900 for the three months ended June 30, 2018 and 2017, respectively. During the nine months ended June 30, 2018 and 2017 the advertising and marketing expenses were approximately $13,000 and $9,200, respectively. The increase is due to advertising and marketing activities, as we are shifting our focus to the planning and development of the first phase building of the Massachusetts Medical Cannabis Center.

Professional Fees

Professional fees were approximately $68,000 and $50,000 for the three months ended June 30, 2018 and 2017, respectively. The increase is primarily due to increased consulting fees of approx. $18,000. Professional fees were approximately $338,000 and $251,000 for the nine months ended June 30, 2018 and 2017, respectively. The increase is due to increased consulting fees of approx. $36,000 and legal fees of approximately $87,000 offset by reduced architecture and engineering fees of approximately 26,000 and audit fees of approximately $10,000.

General and Administrative Expenses

General and administrative expenses were approximately $231,000 and $345,000 for the three months ended June 30, 2018 and 2017, respectively. General and administrative expenses were approximately $1,024,000 and $998,000 for the nine months ended June 30, 2018 and 2017, respectively. The increase is attributable primarily to stock-based compensation associated with the warrant granted to our lessor, partially offset by higher licenses and fees in the nine months ended June 30, 2018 associated with the initial planning phases of certain of our developments.

Interest Income

Interest income was approximately $15,500 and $300 for the three months ended June 30, 2018 and 2017, respectively. Interest income was approximately $40,800 and $11,000 for the nine months ended June 30, 2018 and 2017, respectively. The increase is directly with CCI note receivable.

Interest Expense

Interest expense was approximately $830,000 and $44,000 for the three months ended June 30, 2018 and 2017, respectively. Interest expense was approximately $2,009,000 and $184,000 for the nine months ended June 30, 2018 and 2017, respectively. The increase is primarily attributable to increased interest rates and the amortization of debt discounts that are associated with the convertible debt issuances that occurred in 2018.

 Net Operating Loss

We had a net loss of $(1,286,020) and $(468,071) for the three months ended June 30, 2018 and 2017, respectively. We had a net loss of $(3,582,652) and $(1,497,804) for the nine months ended June 30, 2018 and 2017, respectively. The increase in net loss is attributable to changes in revenues, operating expenses and interest income and expense, each of which is described above.

Going Concern

See Note 2 to the unaudited consolidated financial statements filed with this report for information concerning our ability to continue as a going concern.

Notes Payable

See Notes 5 and 6 to the unaudited consolidated financial statements filed with this report for information concerning our notes payable

Analysis of Cash Flows

During the nine months ended June 30, 2018, our net cash flows used in operations were approximately $1,893,000 as compared to net cash flows used in operations of $1,688,000 for the nine months ended June 30, 2017. The increase is primarily due to the timing of working capital payments.

Cash flows used in investing activities were approximately $215,000 for the nine months ended June 30, 2018, consisting of additions to construction in progress as compared to the net cash flows used in investing activities were $292,000 for the nine months ended June 30, 2017, consisting of additions to construction in progress of approximately $472,000, advances made on notes receivable of $30,000, advances made on notes receivable – related party of approximately $68,000, offset by approximately $277,000 of payments received from notes receivable.

Cash flows provided by financing activities were approximately $3,416,000 for the nine months ended June 30, 2018, consisting of proceeds from notes payable of $2,536,000, proceeds from exercise of stock options, warrants and issuance of common stock of $1,166,000, partially offset by payments on notes payable of $286,000. Cash flows provided by financing activities were $1,991,000 for the nine months ended June 30, 2017, consisting of net proceeds from the issuance of common stock and from stock options exercised of approximately $2,214,000, proceeds from notes payable of approximately $25,000, offset by payments on notes payable to related parties of $20,000 and payments on notes payable of approximately $228,000.

On December 4, 2017, we sold our property in Denver, Colorado, yielding proceeds of $1,608,451 which were used to pay down existing debt, which is reflected as a noncash financing and investing activity in our statement of cash flows for the nine months ended June 30, 2018.

Equity Line Agreement. On December 12, 2017, we entered into an amended and restated equity line agreement with Mountain States Capital, LLC (MSC). Under the equity line agreement, MSC agreed to provide us with up to $10,000,000 of funding through the purchase of shares of our common stock.

During the term of the Agreement, we, at our sole discretion, may deliver a Put Notice to MSC, which will specify the dollar amount which we want to draw down under the Equity Line. The amount we can draw down at any one time is the lesser of twice the average of the 10-day daily trading volume (computed by multiplying the volume weighted average price for each day by the number of shares traded for that day), or $500,000.

A closing will occur on the date which is no earlier than five trading days following and no later than seven trading days following the applicable Put Notice. On each Closing Date, we will sell, and MSC will purchase, the shares of our common stock specified in the Put Notice.

The amount to be paid by MSC on a particular Closing Date will be determined by dividing the dollar amount specified in the Put Notice by the Purchase Price. The Purchase Price is 90% of the lowest daily volume weighted average price of our common stock during the Pricing Period. The Pricing Period, with respect to a particular Put Notice, is five consecutive trading days including, and immediately following, the delivery of a Put Notice. However, no Put Notice may be delivered on a day that is not a Trading Day.

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

During the three months ended June 30, 2018, we submitted Put Notices for a total of 304,054 shares and received $922,412 from the sale of these shares.

December 2017 Financing. On December 29, 2017, we sold convertible notes in the principal amount of $800,000 to a group of accredited investors. The notes bear interest at 8% per year, are unsecured, and are due and payable on December 31, 2018. At the option of the note holders, the notes may be converted at any time into shares of our common stock at an initial conversion price of $1.50 per share. The note holders also received warrants which entitle the note holders to purchase up to 533,333 shares of our common stock. The warrants are exercisable at a price of $1.50 per share and expire on October 17, 2022. The placement agent for the offering received a cash commission of $64,000, plus warrants to purchase 106,667 shares of our common stock. The placement agent’s warrants are exercisable at a price of $1.50 per share and expire on December 29, 2022. During May 2018, a total principal of $575,000 was converted into 383,333 shares of common stock. In addition, interest payable in the amount of $15,233 was converted into 10,156 shares.

Arbitration Award. On April 7, 2017, we filed an arbitration claim against Wellness Group Pharms, LLC (“WGP”). On January 18, 2018, the arbitration panel awarded us $1,045,000, plus interest at the rate of 18% per year from April 18, 2015 to March 15, 2018 for $550,000. In addition to the principal and interest awarded of $1,595,000, we were also awarded our attorneys’ fees and arbitration fees.

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

SUBSEQUENT EVENTS

Between October 27, 2016 and November 7, 2016 we sold 2,000,000 units to a group of investors in a private offering. Each unit consisted of one share of our common stock and one Series I Warrant. Each Series I Warrant entitles the holder to purchase one share of our common stock at a price of $3.00 per share at any time on or before November 4, 2020.

To encourage holders to exercise their Series I Warrants, we agreed to issue one Series IX Warrant to each person that exercised a Series I warrant on or before July 10, 2018. Each Series IX Warrant is exercisable at a price of $1.00 per share at any time on or before July 10, 2021.

A total of 1,273,000 Series I Warrants were exercised (resulting in proceeds of $3,819,000) and we issued 1,273,000 shares of its common stock (as a result of the exercise of the Series I Warrants) and 1,273,000 Series IX Warrants to the persons that exercised the Series I Warrants.

We do not have any firm commitments from any person to provide us with any capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2018, we did not have any off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective for the same reasons that our internal control over financial reporting was not effective.

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the nine months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICANN, INC.

Dated: August 14, 2018	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer