Form 10-K
period 2018-09-30
AmeriCann, Inc.
filed 2019-01-15
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________ to ______________

Commission file number:  000-54231

AMERICANN, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-4336843
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1550 Wewatta St, Denver, CO 80202

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2018, was approximately $17,886,000.

As of January 14, 2019, the registrant had 22,782,907 outstanding shares of common stock.

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

AmeriCann, Inc. is a specialized cannabis company that is developing state-of-the-art product manufacturing and greenhouse cultivation facilities. Our business plan is based on the continued growth of the regulated marijuana market in the United States.

AmeriCann uses greenhouse technology which is superior to the current industry standard of growing cannabis in warehouse facilities under artificial lights. According to industry experts, by capturing natural sunlight, greenhouses use 25 percent fewer light bulbs, and utility bills are up to 75 percent less than in typical warehouse cultivation facilities. As such, AmeriCann’s Cannopy System enables cannabis to be produced with a greatly reduced carbon footprint, making the final product less expensive. Additionally, greenhouse construction costs are nearly half of warehouse construction costs. AmeriCann’s business is committed to sustainable, clean cultivation of medical cannabis and to social and environmental ethics, transparency and accountability.

AmeriCann’s team includes board members, expert consultants, engineers and architects who specialize in real estate development, traditional horticulture, lean manufacturing, medical research, facility construction, regulatory compliance, security, marijuana cultivation and genetics, extraction processes, and infused product development.

AmeriCann has designed with AmeriCann’s propriety cultivation and processing system called “Cannopy.” AmeriCann developed Cannopy with experts from traditional horticulture, lean manufacturing, regulatory compliance and cannabis cultivation. Cannopy includes automation throughout the production life-cycle, customized workflow processes, monitoring and controls, and top-line security systems. Cannopy will consistently produce cannabis for patients and consumers at the lowest cost in the most efficient, compliant manner. We provide initial and on-going training, policies, practices and procedures to operate the state-of-the-art facilities.

To support local businesses that seek to serve cannabis patients and consumers in their communities we initiated the AmeriCann Preferred Partner Program. Currently, we have one Preferred Partner in Massachusetts, which is Bask, Inc. (f/k/a Coastal Compassion Inc.) (“BASK”) Through this program, we plan to provide an essential set of resources including advanced cultivation facilities, access to a team of experts and in certain cases, capital for our partner’s businesses. In addition, AmeriCann’s team has assisted applicants in obtaining cannabis licenses in competitive application processes in Massachusetts and Illinois. This support is designed to assist our Preferred Partners in newly regulated markets.

The expanding cannabis industry requires extensive real estate to meet the growing needs of the market for cannabis products. AmeriCann assists our Preferred Partners with the identification, design, permitting, acquisition, development and operation of scalable infrastructure to cultivate and to dispense medical cannabis in regulated markets.

Company History

We were organized under the laws of Delaware on June 25, 2010.

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

Massachusetts Medical Cannabis Center

Massachusetts Medical Cannabis Center (MMCC), is a one million square foot sustainable greenhouse facility in Freetown, Mass which is being developed by us. The first phase of the facility is under construction and is scheduled to open and be ready for cannabis cultivation, processing, and infused product production in the middle of 2019. Once fully developed, the MMCC design calls for a research facility, a training center, corporate offices, a quality-assurance laboratory, and a facility for manufacturing cannabis-infused food, nutraceuticals and consumer packaged cannabis goods. We intend to open similar facilities in states in which cannabis is legal for medical and adult use.

On January 14, 2015, we entered into an agreement to purchase a 52.6 acre parcel of undeveloped land in Freetown, Massachusetts. The property is located approximately 47 miles southeast of Boston. We are developing the property as the Massachusetts Medical Cannabis Center (“MMCC”). Plans for the MMCC include the construction of sustainable greenhouse cultivation and processing facilities that will be leased to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana and Adult use Programs. Additional plans for the MMCC may include a testing laboratory, a research facility, a training center, an infused product production facility and corporate offices.

On December 8, 2015, The Town of Freetown Planning Board unanimously approved our site plan application for the MMCC. The site plan application requested 977,000 square feet of infrastructure for medical marijuana cultivation, processing, testing and associated administration in Freetown's Industrial Park.

On March 29, 2016, the Department of Public Health (“DPH”) for the Commonwealth of Massachusetts approved our consulting agreement and development agreement relating to the MMCC's first tenant and Preferred Partner, BASK.

On April 7, 2016, we signed agreements with BASK. BASK is one of a limited number of non-profit organizations that has received a provisional or final registration to cultivate, process and sell medical cannabis by the Massachusetts Department of Public Health. BASK has agreed to become the initial tenant in our planned MMCC. Tim Keogh, our Chief Executive Officer, is a Board Member of BASK.

Although the DPH has approved our agreement with BASK relating to the development and lease terms of the MMCC, the actual lease agreement with BASK has not been finalized or approved by the DPH. We will need to secure significant capital to provide the financing to BASK.

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

The Company received a credit for the $925,000 paid towards the purchase price of the land in the form of discounted lease payments. For the initial fifty (50) year term of the lease, the lease payments are reduced by $1,542 each month.

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

Under the terms of the lease, the Company had six (6) months to obtain $2.6 million in capital funding for the construction of the first phase building. In the event that the Company was unable to raise these funds within the six (6) month period, the Company had an additional six (6) month period to do so; provided, that the Company has paid accrued lease payments and closing costs. If the Company was then unable to raise these funds on or before twelve (12) months from October 17, 2016, the lease would terminate. On October 17, 2017, the lease agreement was amended to provide that the Company had until 16 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP warrants to purchase up to 100,000 shares of common stock at an exercise price of $1.50 per share. The warrants can be exercised at any time on or after October 17, 2017 and on or before October 17, 2022.

In February and April, 2018, the lease agreement was amended to provide that the Company will have until 20 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP a warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant can be exercised at any time on or before October 17, 2022. The Company recognized an expense of $432,787 during the year ended September 30, 2018, representing the entire grant date fair value of the warrants issued for the above amendments.

Market Conditions

Adult-Use marijuana is now legal in ten states and the District of Columbia, and medical marijuana is legal in 33 states.

While the industry is growing rapidly, the cannabis industry faces several major obstacles that challenge its growth and profitability. First, the cultivation of cannabis is a very capital-intensive enterprise. Many cannabis entrepreneurs do not have access to the capital required to build the infrastructure required to meet growing demand and sales projections. Traditional sources of financing, such as banks, are not available currently to cannabis producers and retailers in the United States. Second, there is a significant shortage of knowledge related to virtually all areas of the cannabis business. When new states are added to the list of regulated cannabis markets, there is a scarcity of experience and expertise to serve the needs of cultivators, processors and retailers in these states. As explained below, marijuana is illegal under federal law. These obstacles to the cannabis industry require financial resources, expertise and dedicated advocacy to change regulations on the state level.

Government Regulation

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the Controlled Substances Act with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

As of December 1, 2018, 33 states and the District of Columbia allow their citizens to use Medical Marijuana. Additionally, 10 states and the District of Columbia have legalized cannabis for recreational use by adults. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Trump administration has indicated that it is not opposed to the legalization of marijuana. Any change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal government or the enactment of new and more restrictive laws.

Competition

Currently, there are a number of other companies that are involved in the marijuana industry, many of which we consider to be our competition. Many of these companies provide services similar to those which we provide or plan to provide. We expect that other companies will recognize the value of serving the marijuana industry and become our competitors.

General

In January 2018 our offices moved to 1550 Wewatta St, Denver, CO 80202. We lease this new space on a month-to-month basis at a rate of $1,230 per month.

As of September 30, 2018, we had three full time employees, that being Timothy Keogh, our Chief Executive Officer, Benjamin Barton, Chief Financial Officer, and Jane Roach, our Office Manager. As of September 30, 2018, Mr. Keogh was spending approximately 90% of his time on our business, Mr. Barton was spending approximately 95% of his time on our business, and Jane Roach was spending approximately 100% of her time on our business.

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

On April 7, 2017, we filed an arbitration claim against Wellness Group Pharms, LLC (“WGP”). On January 18, 2018, the arbitration panel awarded us $1,045,000, plus interest at the rate of 18% per year from April 18, 2015 to March 15, 2018 for $550,000 from WGP. In addition to the principal and interest awarded of $1,595,000, we were also awarded our attorneys’ fees and arbitration fees.

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

Shown below is the range of high and low closing prices for our common stock as reported by the OTCQX or OTC Bulletin Board for the periods presented:

Quarter Ended	High	Low
December 31, 2016	$3.71	$2.89
March 31, 2017	$4.15	$4.00
June 30, 2017	$2.61	$2.55
September 30, 2017	$1.97	$1.82
December 31, 2017	$4.09	$1.64
March 31, 2018	$5.10	$1.94
June 30, 2018	$4.58	$1.72
September 30, 2018	$3.52	$2.05

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

As of December 31, 2018, we had 140 shareholders of record and 22,782,907 outstanding shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Total Revenues

During the year ended September 30, 2018, we generated $0 in revenue, as compared to $40,000 for the year ended September 30, 2017. The reduction in revenues is due to the conclusion of the consulting agreement with 4900 Jackson, LLC in May 2017.

Advertising and Marketing Expenses

Advertising and marketing expenses were $36,539 for the year ended September 30, 2018, as compared to $10,712 for the year ended September 30, 2017. The increase is due to more advertising and marketing activities, as the Company is shifting its focus to the planning and development of the first phase building of the Massachusetts Medical Cannabis Center.

Professional Fees

Professional fees were $554,673 for the year ended September 30, 2018, as compared to $415,173 for the year ended September 30, 2017. The increase in professional fees is primarily due to additional consulting fees and legal fees.

General and Administrative Expenses

General and administrative expenses were $1,438,215 for the year ended September 30, 2018, as compared to $1,412,314 for the year ended September 30, 2017. The increase is attributable primarily to stock compensation, dues and publications, payroll related expenses, partially offset by reductions in rent, conference and seminars and property taxes.

Interest Income

Interest income was $45,028 for the year ended September 30, 2018, as compared to $11,086 for the year ended September 30, 2017. The increase is attributable to the note receivable from Bask, Inc. (formerly Coastal Compassion Inc.).

Interest Expense

Interest expense was $2,445,456 for the year ended September 30, 2018, as compared to $345,284 for the year ended September 30, 2017. The increase is primarily attributable to the amortization of debt discounts associated with the convertible debt offerings in 2018.

Impairment of Long-Lived Assets

Impairment of long-lived assets was $639,497 for the year ended September 30, 2017, recognized in accordance with Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, as a result of the purchase and sale agreement for the parcel of land in located in north central Denver, Colorado. See Note 5, Land Held for Sale, to the consolidated financial statements which are a part of this report. There were no similar charges for the year ended September 30, 2018.

Net Loss

We had a net loss of $4,432,716 for the year ended September 30, 2018, as compared to a net loss of $2,771,894 for the year ended September 30, 2017. The increase in net loss is attributable to changes in revenues, operating expenses, interest income and expense, and impairment loss, each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

Loans

As of September 30, 2018, we had borrowed $1,782,319, inclusive of premium, from a Company controlled by Benjamin J. Barton, one of our officers and directors. The balance consists of two separate notes, as follows:

●

Convertible note of $1,000,000, with premium of $100,432. Bears interest at 9.5% payable quarterly. The total outstanding principal balance and any accrued and unpaid interest is due on December 31, 2019. SCP has the option to convert all or any part of the principal amount into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $1.25.

●

Secured note of $756,646, net of discount of $74,759. Bears interest at 8% payable quarterly. The total outstanding principal balance and any accrued and unpaid interest is due on December 31, 2019. The note is secured by: 1) a second lien on the Company’s property in Denver, Colorado, and 2) the Company’s claims against WGP.

During the year ended September 30, 2018, we sold convertible notes in total of $2,410,000. These notes bear interest rate of 8% per year. At the option of the note holders, the notes may be converted at any time into shares of the Company's common stock at an initial conversion price of $1.50 per share. Debt issuance costs related to these notes were $64,000.

The note holders also received warrants which entitle the note holders to purchase up to 1,940,000 shares of our common stock. The warrants are exercisable at a price of $1.50 per share and expire between October 17, 2022 and December 29, 2022.

We borrowed a total of $196,000 from an unrelated party. The loans bore an interest rate of 12% per year and were due one year from the borrowing date. This was repaid during the year prior to the due dates. The company incurred debt issuance costs of $6,000 related to these loans.

Sale of Common Stock and Warrants

On November 7, 2016, we sold 2,000,000 Units at a price of $1.00 per Unit. The Units were sold in a private offering to a group of accredited investors. Each Unit consisted of one share of our common stock and one Series I Warrant. Each Series I Warrant allows the Holder to purchase one share of our common stock at a price of $3.00 per share at any time on or before November 4, 2020. The proceeds from the placement were used for the MMCC development, and for general corporate purposes. During 2018, to encourage holders to exercise their Series I Warrants, we agreed to issue one Series IX Warrant to each person that exercised a Series I warrant on or before July 10, 2018. Each Series IX Warrant is exercisable at a price of $1.00 per share at any time on or before July 10, 2021. A total of 1,273,000 Series I Warrants were exercised (resulting in proceeds of $3,819,000) and we issued 1,273,000 shares of its common stock (as a result of the exercise of the Series I Warrants) and 1,273,000 Series IX Warrants to the persons that exercised the Series I Warrants. The Company grantedStock issuance costs of $229,140 were netted against the proceeds from this placement.  The Company granted 63,650 warrants to GVC Capital LLC, the Solicitation Agent for the offering. The warrants issued to GVC are exercisable at a price of $1.00 per share at any time on or before July 10, 2023.

On March 21, 2017, we issued 50,000 shares of the Company’s common stock related to the exercise of 50,000 options and received cash proceeds of $37,500.

During June 2017, we sold 185,000 Units at a price of $2.00 per Unit. The Units were sold in a private offering to a group of accredited investors. Each Unit consisted of one share of our common stock and one Series V Warrant. Each Series V Warrant allows the Holder to purchase one share of our common stock at a price of $5.00 per share at any time on or before May 18, 2021. The relative fair value of the warrants issued was approximately 48% of the proceeds received. The offering provided us with $370,000 in gross proceeds and the potential for an additional $925,000 in proceeds with the exercise of the Series V Warrants. As of December 31, 2018, none of the Series V Warrants had been exercised.

During the year ended September 30, 2018, we converted debt and interest of $1,192,445 into 794,962 shares of common stock.

During year ended September 30, 2018, we issued 25,000 shares of common stock and received $18,750 as a result of the exercise of stock option. These options were fully vested and expensed at the time of exercise.

Equity line agreement

On December 12, 2017, we entered into an amended and restated equity line agreement with Mountain States Capital, LLC (MSC). Under the equity line agreement, MSC agreed to provide us with up to $10,000,000 of funding through the purchase of shares of the Company's common stock.

During the term of the Agreement, at our sole discretion, may deliver a Put Notice to MSC, which will specify the dollar amount which we wants to draw down under the Equity Line. The amount we can draw down at any one time is the lesser of twice the average of the 10-day average daily trading volume (computed by multiplying the volume weighted average price for each day by the number of shares traded for that day), or $500,000.

A closing will occur on the date which is no earlier than five trading days following and no later than seven trading days following the applicable Put Notice. On each Closing Date, we will sell, and MSC will purchase, the shares of the Company's common stock specified in the Put Notice.

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

During the year ended September 30, 2018, we submitted Put Notices for a total of 447,801 shares for $1,222,412 in cash.

Construction Financing

On October 30, 2017 we secured $800,000 in financing from three unrelated parties (the “Lenders”) in the form of a loan. The primary use of the loan proceeds were to prepare our Massachusetts Medical Cannabis Center (the “MMCC”) for the first phase of development, which will include a pad-ready site for Building 3 and the improvements to the entrance and roadways for the entire project. The remaining loan proceeds were used to pay lease payments, thru Nov 17, 2017, to Medical Massachusetts Properties, LLC, owner of the land on which the MMCC will be built, and for working capital.

The loan bore interest at 8% per year and was due and payable on April 30, 2018. At the options of the Lenders, all or any portion of the outstanding loan balance was convertible into shares of our common stock. The number of shares of our common stock which would be issued upon any conversion would be determined by dividing the amount to be converted by $1.50.

As further consideration for the loan, we issued warrants to the Lenders which allow the Lenders to purchase up to 660,000 shares of our common stock. The warrants are exercisable at a price of $1.50 per share any time on or before October 13, 2022.

On December 4, 2017, we sold our property in Denver, Colorado and used $601,363 of the sale proceeds to partially repay this loan. In May 2018 the remaining principal balance of approximately $199,000, plus accrued interest of $13,508, was converted into 141,672 shares of our common stock.

Contractual obligations

The Company leases land under an operating lease commencing October 17, 2016, for an initial term of fifty (50) years. We have the option to extend the term of the lease for four (4) additional ten (10) year periods. The lease is a triple net lease, with the Company paying all real estate taxes, repairs, maintenance and insurance. The lease payments are the greater of (a) $30,000 per month; (b) $0.38 per square foot per month of any structure built on the property; or (c) 1.5% of all gross monthly sales of products sold by the Company, any assignee of the Company, or any subtenant of the Company. The Company received a credit for the $925,000 paid towards the purchase price of the land in the form of discounted lease payments. For the initial fifty (50) year term of the lease, the lease payments are reduced by $1,542 each month. The lease expense was $399,459 and $506,765 for the years ended September 30, 2018 and 2017, respectively.

At September 30, 2018, the future rental payments required under operating lease are as follows:

2019	341,496
2020	341,496
2021	341,496
2022	341,496
2023	341,496
Thereafter	14,684,528
Total	16,392,008

Analysis of Cash Flows

During the year ended September 30, 2018, our cash flows used in operations were $2,403,321 as compared to net cash used in operations of $1,747,948 for the year ended September 30, 2017. The increase is primarily due to the reduction of outstanding accounts payable and accrued expenses.

Cash flows used in investing activities were $712,702 for the year ended September 30, 2018, consisting primarily of additions to construction in progress. Cash flows used in investing activities was $320,976 for the year ended September 30, 2017, consisting primarily of additions to construction in progress and advances made on notes receivable – related party, offset by payments received from notes receivable.

Cash flows provided by financing activities were $7,131,345 for the year ended September 30, 2018, consisting primarily of net proceeds from the exercise of warrants and stock options and proceeds from convertible notes payable, partially offset by payments on notes payable. Cash flows provided by financing activities was $2,070,527 for the year ended September 30, 2017, consisting primarily of net proceeds from the issuance of common stock and proceeds from notes payable, partially offset by payments on notes payable.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $13,109,541 and $8,676,825 at September 30, 2018 and 2017, respectively, and had a net loss of $4,528,381 for the year ended September 30, 2018. Further, the amount due from WGP of $1,761,675 (before an allowance of $977,770) may not be collectible. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. On January 18, 2018, the arbitration panel awarded the Company $1,045,000 plus interest at the rate of 18% per year from April 18, 2015 to March 18, 2018 for $550,000. In addition to the principal and interest awarded of $1,595,000, the Company was also awarded its attorneys’ fees and arbitration fees. The Company has not collected on the award as of the filing date of this report.

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

For federal tax purposes, our 2016 through 2018 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Concentration of Credit Risks and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, notes receivables, deposits, accounts receivables and notes receivable. We place our cash with high credit quality financial institutions. As of September 30, 2018, we had outstanding notes receivable of $176,764 with BASK, and a note and a receivable in the amount of $1,761,675 with WGP (exclusive of provision for doubtful accounts of $977,770). See Note 4 for a discussion of our provision for doubtful accounts for amounts owed from WGP.

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

Derivative Liabilities

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each consolidated balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. We determined that none of our financial instruments meet the criteria for derivative accounting as of September 30, 2018 and 2017.

Long-Lived Assets

Our long-lived assets consisted of property, equipment and real estate and are reviewed for impairment in accordance with the guidance of the Topic ASC Topic 360, Property, Plant, and Equipment, and ASC Topic 205, Presentation of Consolidated Financial Statements. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. For the year ended September 30, 2017, we recognized impairment losses of $639,497 on our long-lived assets. There were no such charges for the year ended September 30, 2018.

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

Construction in progress (CIP)

CIP consists of initial costs associated with construction of manufacturing facilities, including material, equipment and interest expenses. When CIP is finished the assets will be transferred to facilities assets. No provision for depreciation is made on CIP until such time that the relevant assets are available and ready to use.

Capitalized Interest

The Company capitalizes interest to construction in progress made in connection with facility construction that are not subject to current depreciation. Interest is capitalized only for the period that activities are in progress to bring the projects to their intended use. Capitalized interest was $129,528 and $28,697 for the years ended September 30, 2018, and 2017, respectively.

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

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Shares issuable upon the exercise of equity instruments such as warrants, options and conversion of convertible notes were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2018, we did not have any off-consolidated balance sheet arrangements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Attached.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedure

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective for the same reasons that our internal control over financial reporting were not adequate.

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2018, the end of the period covered by this Annual Report on Form 10-K for the year ended September 30, 2018. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework, published in 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective during the 2018 fiscal year at the reasonable assurance level, as a result of material weaknesses related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP, limited or no segregation of duties, and lack of independent directors. As a result, we did not adequately document or test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis. In addition, we did not properly evaluate the accounting and valuation for certain equity instruments. While Management has reviewed the consolidated financial statements and underlying information included in this Annual Report on Form 10-K in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects, the material weaknesses that existed in fiscal 2018 could have led to an error in the original accounting of the estimated fair market value of certain equity instruments.

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

While we have not yet remediated these material weaknesses, we will continue our remediation efforts during fiscal 2019.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Timothy Keogh	39	Chief Executive Officer and a Director
Benjamin J. Barton	54	Chief Financial and Accounting Officer and a Director

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

Effective March 25, 2014, we entered into an employment agreement with Mr. Keogh. The agreement has an initial term of three years and provides that we will pay Mr. Keogh $12,000 per month during the term of the agreement.  Pursuant to the employment agreement, Strategic Capital Partners, LLC, our largest shareholder, sold 1,200,000 shares of our common stock to Mr. Keogh at a price of $0.001 per share. As of September 30, 2018, there are no unvested shares.

See Item 12 of this report for information concerning options granted to Mr. Keogh.

On August 18, 2017, our board of directors adopted a Stock Incentive Plan (“the plan”) that provides for the grant of Incentive Stock Options, Non-Qualified Stock Options or Stock Bonuses to persons who are employees of the Company, employees of subsidiaries of the Company, directors, officers, and consultants. Under the plan, the Company may grant up to 1,500,000 options, each to purchase one share of common stock, subject to an exercise price and vesting schedule to be established by the board of directors at the time of the grant. On August 18, 2017, the Company awarded a total of 150,000 options to four consultants at an exercise price of $2.50 per share under the plan. The options vested immediately and can be exercised at any time on or before August 21, 2021. As of December 31, 2018, 25,000 shares have been exercised.

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

Security holder communications not sent to the Board of Directors as a whole or to specified board members will be relayed to board members.

During the years ended September 30, 2018 and 2017 we did not compensate any person for serving as a director.

ITEM 11.	EXECUTIVE COMPENSATION.

During the years ended September 30, 2018 and 2017 we paid the following compensation to our officers:

Name	Year	Salary	Bonus	Options	Total

Timothy Keogh	2018	$144,000			$144,000
Chief Executive Officer	2017	$144,000	-	-	$144,000

Benjamin J. Barton	2018	-	-	-	-
Chief Financial Officer	2017	-	-	-	-

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

During the year ended September 30, 2018, none of our directors was also an executive officer of another entity, which had one of our executive officers serving as a director of such entity or as a member of the compensation committee of such entity.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the ownership, as of December 31, 2018, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group. Each owner has sole voting and investment power over their shares of common stock.

	Shares	Percent of Outstanding
Name	Owned	Shares

Timothy Keogh	1,205,000	5.3%
Benjamin J. Barton	-	0.0%
Strategic Capital Partners, LLC (1)	8,966,665	39.4%

All officers and directors as a group (two persons)	10,171,665	44.7%

(1)	Strategic Capital Partners, LLC, is controlled by Mr. Barton.

Options and Warrants

The Company has issued options and warrants to the persons and upon the terms shown below:

Name	Date of Issuance	Shares upon exercise of warrants or options	Exercise Price	Expiration Date
Strategic Capital Partners, LLC (1)	07/14/16	800,000	$1.50	06/30/20
	07/14/16	800,000	$3.00	06/30/20

Massachusetts Medical Properties, LLC	10/17/16	3,640,000	$1.00	10/17/20
	10/17/17	100,000	$1.50	10/17/22
	02/16/18	50,000	$1.50	10/17/22
	04/17/18	50,000	$1.50	10/17/22

Private investors	11/07/16	727,000	$3.00	11/04/20
	06/02/17	185,000	$5.00	05/18/21
	10/30/17	660,000	$1.50	10/30/22
	12/29/17	590,000	$1.50	12/29/22
	02/12/18	540,000	$1.50	10/17/22
	07/10/18	1,273,000	$1.00	07/10/21
	07/10/18	63,650	$1.00	07/10/23

Brian Corr	08/18/17	75,000	$2.50	08/15/21

Consultants	08/18/17	75,000	$2.50	08/15/21

(1)	Strategic Capital Partners, LLC, is controlled by Mr. Barton.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As explained in Item 1 of this report, Benjamin J. Barton, one of our officers and directors, purchased shares of our common stock and warrants in two separate private placements.

On July 14, 2016, SCP was assigned our note payable to an unrelated third party of $521,297. Simultaneously, we modified an existing note payable to SCP. Principal and interest of $500,000 was converted into 400,000 shares of our common stock. In addition, we issued SCP warrants to purchase 800,000 shares of our common stock, exercisable at a price of $1.50 per share, and warrants to purchase an additional 800,000 shares of common stock, exercisable at a price of $3.00 per share. Both sets of warrants expire on June 30, 2020. The $1,931,646 owed to SCP was divided into two promissory notes. The first note, in the principal amount of $1,000,000, bears interest at 9.5% per year and matures on December 31, 2019. Interest is payable quarterly with the first interest payment due on September 30, 2016. The Note can be converted at any time into shares of our common stock, initially at a conversion price of $1.25 per share. The conversion price will be proportionately adjusted in the event of any stock split or capital reorganization. The note is not secured. The second note, in the principal amount of $931,646, bears interest at 8% per year and matures on December 31, 2019. Interest is payable quarterly, with the first interest payment due on September 30, 2016. The note is not convertible into shares of our common stock, and is secured by a first lien on all amounts due to us by Wellness Group Pharms. Any amounts received from Wellness Group Pharms, will be applied to the principal amount of the Note. Otherwise, all unpaid principal and interest will be due on December 31, 2019. As of September 30, 2018, the Company owed SCP $1,782,319, inclusive of premium.

As of September 30, 2018 we owe SCP $30,000. We agreed to reimburse travel expenses incurred that primarily benefited us.

On April 7, 2016, we signed agreements with BASK. BASK is one of a limited number of non-profit organizations that has received a provisional or final registration to cultivate, process and sell medical cannabis by the Massachusetts Department of Public Health. BASK has agreed to become the initial tenant in our planned MMCC. Tim Keogh, our Chief Executive Officer, is a Board Member of BASK.

Pursuant to the agreements, we agreed to provide BASK with financing of up to $2.5 million for a five-year term at 18% interest per year for construction and working capital required for BASK’s approved dispensary and cultivation center in Fairhaven, MA. For a three-year period beginning April 1, 2016, we agreed to consult with BASK in the design, construction and operation of the Fairhaven facility. BASK will owe us $10,000 each month for these consulting services, but is not required to pay until six months after generating certain revenues. Although the DPH has approved our agreement with BASK relating to the development and lease terms of the MMCC, the actual lease agreement with BASK has not been finalized or approved by the DPH. We will need to secure significant capital to provide the financing to BASK.

As of September 30, 2018, we had provided financing to BASK of $176,764, which includes construction and working capital advances of $129,635, and accrued interest of $47,129.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

For the years ended September 30, 2018 and 2017, Malone and Bailey served as our independent registered public accounting firm.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by our independent accountants for the audit of our annual consolidated financial statements for the years ended September 30, 2018 and 2017, and the aggregate fees paid or accrued for audit-related services and all other services rendered by our independent accountants for those years.

	Year Ended September 30,
	2018	2017

Audit fees	$64,500	$45,000
Tax fees	-	-
Other	-	-
Total	$64,500	$45,000

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Consolidated Financial Statements

Exhibits

Exhibit Number	Description of Document
3.1.1	Certificate of Incorporation(1)

3.2	Bylaws(2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, (filed herewith)

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

(2)      Incorporated by reference to Exhibit 3.1 filed with Company’s registration statement on Form 10.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AmeriCann, Inc.

Denver, CO

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmeriCann, Inc and its subsidiary (collectively, the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016

Houston, Texas

January 15, 2019

AMERICANN, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	September 30, 2017

Assets
Current Assets:
Cash and cash equivalents	$198,144	$1,627
Restricted cash	3,818,805	-
Current portion of prepaid land lease	57,959	57,959
Prepaid expenses and other current assets	7,470	5,000
Total current assets	4,082,378	64,586

Land held for sale	-	1,611,312
Construction in progress	1,681,382	680,028
Furniture and equipment (net of depreciation of $4,827 and $3,704)	5,794	4,153
Website development costs (net of amortization of $41,500 and $28,820)	-	12,680
Notes and other receivables (net of allowance of $977,770 and $469,699)	783,905	780,315
Note receivable - related party	176,764	125,327
Prepaid land lease and related deposits, net of current portion	2,724,088	2,782,047
Security deposit and other assets	3,110	3,110
Total assets	$9,457,421	$6,063,558

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$268,065	$624,623
Interest payable (including $12,742 and $84,998 to related parties)	46,605	86,253
Other payables	8,906	19,699
Notes payable (net of discount of $138,750 and $0)	521,250	1,070,000
Total current liabilities	844,826	1,800,575

Notes payable - related party (inclusive of premium of $25,673 and $47,037)	1,782,319	1,978,683

Total liabilities	2,627,145	3,779,258

Commitments and contingencies - see Note 10

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,106,706 and 19,366,000 shares issued and outstanding as of September 30, 2018 and 2017, respectively	2,211	1,937
Additional paid in capital	19,937,606	10,959,188
Accumulated deficit	(13,109,541)	(8,676,825)
Total stockholders' equity	6,830,276	2,284,300

Total liabilities and stockholders' equity	$9,457,421	$6,063,558

See accompanying notes to consolidated financial statements.

AMERICANN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2018	2017

Revenues:
Consulting fees	$-	$40,000
Total revenues	-	40,000

Operating expenses:
Advertising and marketing	36,539	10,712
Professional fees	554,673	415,173
General and administrative expenses	1,438,215	1,412,314
Impairment of long-lived assets	-	639,497
Total operating expenses	2,029,427	2,477,696

Loss from operations	(2,029,427)	(2,437,696)

Other income (expense):
Interest income	45,028	11,086
Interest expense	(2,300,396)	(201,367)
Other income (expense)	(2,861)	-
Interest expense - related party	(145,060)	(143,917)
Total other income (expense)	(2,403,289)	(334,198)

Net loss	$(4,432,716)	$(2,771,894)

Basic and diluted loss per common share	$(0.22)	$(0.15)

Weighted average common shares outstanding	20,066,824	19,007,371

See accompanying notes to consolidated financial statements.

AMERICANN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2016	-	$-	17,031,000	$1,703	$6,512,244	$(5,904,931)	$609,016
Stock-based compensation expense	-	-	-	-	37,450	-	37,450
Shares and warrants issued to lessor	-	-	100,000	10	1,972,956	-	1,972,966
Stock option expense	-	-	-	-	222,988	-	222,988
Stock issued for options exercised	-	-	50,000	5	37,495	-	37,500
Stock issued for cash, net	-	-	2,185,000	219	2,176,055	-	2,176,274
Net loss	-	-	-	-	-	(2,771,894)	(2,771,894)
Balances, September 30, 2017	-	$-	19,366,000	$1,937	$10,959,188	$(8,676,825)	$2,284,300
Stock-based compensation expense	-	-	-	-	432,787	-	432,787
Stock issued for options exercised	-	-	25,000	3	18,747	-	18,750
Stock issued for cash, net	-	-	447,801	45	1,222,367	-	1,222,412
Conversion of debt	-	-	794,962	79	1,192,366	-	1,192,445
Stock issued for warrants exercised, net	-	-	1,473,000	147	3,814,713	-	3,814,860
Benefical conversion feature and warrants issued with debt	-	-	-	-	2,297,438	-	2,297,438
Net loss	-	-	-	-	-	(4,432,716)	(4,432,716)
Balances, September 30, 2018	-	$-	22,106,763	$2,211	$19,937,606	$(13,109,541)	$6,830,276

See accompanying notes to consolidated financial statements.

AMERICANN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,432,716)	$(2,771,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,803	14,957
Impairment of long-lived assets	-	639,497
Stock based compensation and option expense	432,787	260,438
Loss on disposal of land	2,861	-
Amortization of equity instruments issued to lessor	39,459	39,456
Amortization of debt discount/(premium)	2,207,324	9,636
Noncash interest income	(45,027)	2,521
Changes in operating assets and liabilities:
Bank overdraft	-	10,616
Prepaid expenses	(2,470)	25,230
Accounts payable and accrued expenses	(483,181)	49,319
Interest payable	(53,113)	(7,669)
Interest payable - related party	(72,255)	(24,827)
Other payables	(10,793)	4,772
Net cash flows used in operations	(2,403,321)	(1,747,948)

Cash flows from investing activities:
Additions to construction in progress	(702,702)	(500,720)
Payments received on notes receivable	-	247,378
Advances made on notes receivable - related party	(10,000)	(67,634)
Net cash flows used in investing activities	(712,702)	(320,976)

Cash flows from financing activities:
Common stock issued for cash, net	1,222,412	2,176,274
Proceeds from note payable	2,536,000	104,657
Proceeds from the exercise of warrants	3,814,860	-
Proceeds from the exercise of stock options	18,750	37,500
Payments on note payable - related party	(175,000)	(20,000)
Payments on notes payable	(285,677)	(227,904)
Net cash flows provided by financing activities	7,131,345	2,070,527

Net increase in cash, cash equivalents, and restricted cash	4,015,322	1,603

Cash, cash equivalents, and restricted cash at beginning of period	1,627	24

Cash, cash equivalents, and restricted cash at end of period	$4,016,949	$1,627

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$363,500	$396,841
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:

Shares and warrants issued to lessor as consideration for land lease	-	1,972,966
Proceeds from sale of land used to satisfy debt obligations	1,608,451	-
Construction in progress expenditures incurred but not yet paid	171,888	179,308
Debt discount related to warrants issued with debt and Beneficial Conversion Feature	2,297,438	-
Notes payable and interest converted into shares of stock	1,192,445	-
Interest capitalized into construction in progress	129,528	-

See accompanying notes to consolidated financial statements.

AMERICANN, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions made by management are valuation of equity instruments, deferred tax asset valuation and allowance and collectability of long-lived assets. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. See Note 4 for a discussion of our provision for doubtful accounts for amount amounts owed from WGP.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the consolidated financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2018, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

For federal tax purposes, our 2016 through 2018 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Concentration of Credit Risks and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, notes receivables, deposits, accounts receivables and notes receivable. We place our cash with high credit quality financial institutions. As of September 30, 2018, we had outstanding notes receivable of $176,764 with BASK (Formerly Coastal Compassion Inc.), and a note and a receivable in the amount of $1,761,675 with WGP (exclusive of provision for doubtful accounts of $977,770). See Note 4 for a discussion of our provision for doubtful accounts for amounts owed from WGP.

For the year ended September 30, 2017, all of the Company’s revenue was earned from one customer, 4900 Jackson, LLC.

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

Derivative Liabilities

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each consolidated balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. We determined that none of our financial instruments meet the criteria for derivative accounting as of September 30, 2018 and 2017.

Long-Lived Assets

Our long-lived assets consisted of property, equipment and real estate and are reviewed for impairment in accordance with the guidance of ASC Topic 360, Property, Plant, and Equipment. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. For the year ended September 30, 2017, we recognized impairment losses of $639,497 on our long-lived assets. There were no such charges for the year ended September 30, 2018.

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

Construction in progress (CIP)

CIP consists of initial costs associated with construction of manufacturing facilities, including material, equipment and interest expenses. When CIP is finished the assets will be transferred to facilities assets. No provision for depreciation is made on CIP until such time that the relevant assets are available and ready to use.

Capitalized Interest

The Company capitalizes interest to construction in progress made in connection with facility construction that are not subject to current depreciation. Interest is capitalized only for the period that activities are in progress to bring the projects to their intended use. Capitalized interest was $129,528 and $28,697 for the years ended September 30, 2018, and 2017, respectively.

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

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Shares issuable upon the exercise of equity instruments such as warrants, options and conversion of convertible notes were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Consolidated Financial Statements - Going Concern (Subtopic 205-40). The guidance requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the consolidated financial statements to understand the nature of the conditions or events, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. We adopted this standard effective on October 1, 2017; however, the adoption of this guidance did not impact our financial position, results of operations or cash flows. See Note 2 for a discussion regarding our ability to continue as a going concern.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This year represents the first period in which the Company has maintained restricted cash balances, and the Company has elected to early adopt this amendment as of October 1, 2017. As this amendment affects presentation and disclosures only, the adoption had no impact on the Company’s financial position or results of operations.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $13,109,541 and $8,676,825 at September 30, 2018 and 2017, respectively, and had a net loss of $4,432,716 for the year ended September 30, 2018. Further, the amount due from WGP of $1,761,675 (before an allowance of $977,770) may not be collectible. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. On January 18, 2018, the arbitration panel awarded the Company $1,045,000 plus interest at the rate of 18% per year from April 18, 2015 to March 18, 2018 for $550,000. In addition to the principal and interest awarded of $1,595,000, the Company was also awarded its attorneys’ fees and arbitration fees. The Company has not collected on the award as of the filing date of this report.

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

NOTE 3.	CASH AND CASH EQUIVALENTS – RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that total to the same amounts in the consolidated statements of cash flows:

	September 30, 2018	September 30, 2017

Cash and cash equivalents	$198,144	$1,627
Restricted cash	3,818,805	-
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$4,016,949	$1,627

Amounts included in restricted cash represent those required to be set aside by a contractual agreement with a lender for the payment of specific construction related expenditures as part of the Company’s property development in Massachusetts. See Note 6.

NOTE 4.	NOTES AND OTHER RECEIVABLES

Notes and Other Receivables consisted of the following:

	September 30, 2018	September 30, 2017

Notes and other receivables from WGP, a licensed medical marijuana cultivator; $673,294 note secured by real and personal property of the borrower, interest rate of 18.0%; accrued consulting and legal fees of $206,675, construction advances of $332,357 and accrued interest of $549,349. Net of reserves of $977,770 and $469,699. All amounts are due and payable immediately.	783,905	780,315

Related party note receivable from BASK, a non-profit corporation, financing of up to $2.5 million through April 2021, interest rate of 18.0%; monthly principal and interest payments commencing the sixth month after BASK begins to generate sales; construction and working capital advances of $129,635, and accrued interest of $47,129; unsecured.	176,764	125,327
	$960,669	$905,642

The notes and other receivables from WGP are classified as long term due to ongoing disputes between the Company and WGP.

We filed a Demand for Arbitration against WGP on April 7, 2017. On January 18, 2018, the arbitration panel awarded the Company $1,045,000 plus interest at the rate of 18% per year from April 18, 2015 to March 18, 2018 for $550,000. In addition to the principal and interest awarded of $1,595,000, the Company was also awarded its attorneys’ fees and arbitration fees. The Company has not collected on the award as of the filing date of this report

NOTE 5.	LAND HELD FOR SALE

On July 31, 2014, the Company purchased a five-acre parcel of land located at 4200 Monaco Street, Denver, Colorado for $2,250,000. The property was zoned for cannabis cultivation and processing by the City and County of Denver. On October 5, 2017, the Company entered into a purchase and sale agreement to sell the parcel of land for $1,760,000 to an unrelated third party. An impairment loss was recognized for the year ended September 30, 2017 to adjust the carrying value to $1,611,312, net of estimated selling costs. The property was reported in the Company’s consolidated balance sheet at September 30, 2017 as Land Held for Sale of $1,611,312.

The land sale was completed on December 4, 2017 and a loss of $2,861 was recognized during the year ended September 30, 2018 based on the difference between the net proceeds and the carrying amount of the land at the date of sale. The proceeds were used to repay a $990,000 loan and interest of $17,088 secured by the property and $601,363 was used to partially repay an $800,000 loan that was secured by a second lien on the property.

NOTE 6.	NOTES PAYABLE

Unrelated

The Company maintained a loan secured by a first lien on the five-acre parcel of land in Denver. During the year ended September 30, 2018, the land was sold and the related loan balance of $990,000 was repaid. See Note 5.

On August 25, 2017, we entered into a Promissory Note with an unrelated party that provides financing of up to $150,000, of which the Company borrowed $9,677 and $80,000 during the years ended September 30, 2018 and 2017, respectively. The note bore interest at 12% per year and was due on May 31, 2018. A total payment of $89,677 was made during the year ended September 30, 2018. As of September 30, 2018, the Company had a balance borrowed of $0 and accrued interest on the load payable was $0. Interest expense was $3,142 and $1,255 for the years ended September 30, 2018 and 2017, respectively.

Convertible loans

On October 5, 2017, the Company borrowed $128,000 from an unrelated party. The loan bore interest at a rate of 12% per year and was due and payable on October 5, 2018. At any time on or before April 5, 2018 the Company could prepay the loan by paying the Lender the outstanding loan principal and accrued interest plus premiums ranging from 15% to 35%. The Company incurred debt issuance costs of $3,000 which was reflected as a debt discount. As the loan was fully repaid on April 5, 2018, no beneficial conversion feature has been recognized at September 30, 2018. Amortization expense related to the debt discount was $3,000 and $0 for the years ended September 30, 2018 and 2017, respectively.

On November 13, 2017, the Company borrowed $68,000 from an unrelated party. The loan bore interest at a rate of 12% per year and is due on November 13, 2018. At any time on or before May 13, 2018 the Company could prepay the loan by paying the Lender the outstanding loan principal and accrued interest plus premiums ranging from 15% to 35%. The Company incurred debt issuance costs of $3,000 which was reflected as a debt discount. As the loan was fully repaid on May 11, 2018, no beneficial conversion feature has been recognized at September 30, 2018. Amortization expense related to the debt discount was $3,000 and $0 for the years ended September 30, 2018 and 2017 respectively.

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

As described in Note 5, on December 4, 2017, the Company sold its property in Denver, Colorado and used $601,363 of the sale proceeds to partially repay this loan. In May 2018 the remaining principal balance of approximately $199,000, plus accrued interest of approximately $13,508, was converted into 141,672 shares of the Company’s common stock. The remaining debt discount is being recognized on a straight-line basis over the life of the note. Amortization expense related to the debt discounts were $800,000 and $0 for the years ended September 30, 2018 and 2017, respectively.

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

During May 2018, a loan principal of $575,000 was converted into 383,333 shares of common stock. In addition, interest payable in the amount of $15,233 was converted into 10,155 shares.

All debt discounts are being recognized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts were $699,689 and $0 for the years ended September 30, 2018 and 2017, respectively.

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

During July 2018, a loan principal of $375,000 was converted into 250,000 shares of common stock. In addition, interest payable in the amount of $14,704 was converted into 9,802 shares.

All debt discounts are being recognized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts were $722,999 and $0 for the years ended September 30, 2018 and 2017, respectively.

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

The remaining $1,756,646 owed to SCP was divided into two promissory notes.

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

The second note, in the principal amount of $756,646, bears interest at 8% per year and matures on December 31, 2019. Interest is payable quarterly. The note is not convertible into shares of our common stock but is secured by a first lien on all amounts due to us by WGP. Any amounts received from WGP will be applied to the principal amount of the note. Otherwise, all unpaid principal and interest will be due on December 31, 2019.

Accrued interest on these notes payable was $12,742 and $84,998 at September 30, 2018 and 2017, respectively.

In connection with the debt modification agreement, we issued SCP warrants to purchase 800,000 shares of our common stock, exercisable at a price of $1.50 per share, and warrants to purchase an additional 800,000 shares of common stock, exercisable at a price of $3.00 per share. Both sets of warrants expire on June 30, 2020. We allocated the relative fair values to the warrants, stock options, and convertible debt, as determined by the Black Scholes option pricing model. Based on the Black Scholes option pricing model, a net debt premium of $72,651 was allocated to the warrants which are reflected in additional paid-in-capital. The debt premium is being amortized on a straight-line basis over the term of the notes. At September 30, 2018, the outstanding principal on these notes was $1,756,646, and the unamortized debt premium was $25,673. Amortization of debt premium was $21,364 and $25,614 for the years ended September 30, 2018 and 2017, respectively.

NOTE 7.	RELATED PARTY TRANSACTIONS

Strategic Capital Partners. At September 30, 2018 and 2017, we had outstanding notes payable to SCP, of $1,782,319 and $1,978,683, respectively. On July 14, 2016, $500,000 of the amount owed to SCP was converted into 400,000 shares of our common stock, and the remaining $1,931,646 owed to SCP was divided into two promissory notes. See Notes 6 and 10.

Interest expense was $166,424 and $143,917 for the years ended September 30, 2018 and 2017, respectively. Interest payable – related party of $12,742 and $84,998 was included in the accompanying consolidated balance sheets at September 30, 2018 and September 30, 2017, respectively. During 2018, the Company made interest payments of $238,680, principal payments of $175,000, and received no advances. During 2017, the Company made interest payments of $194,358, principal payments of $20,000, and received no advances.

As of September 30, 2018, the Company owed SCP $30,000 which is reported under accounts payable in the consolidated balance sheet. The Company agreed to reimburse travel expenses incurred in which the Company primarily benefited.

Coastal Compassion. On April 7, 2016, we signed agreements with Bask Inc. (formerly Coastal Compassion Inc) (“BASK”). BASK is one of a limited number of non-profit organizations that has received a provisional or final registration to cultivate, process and sell medical cannabis by the Massachusetts Department of Public Health. Bask has agreed to become the initial tenant in our planned MMCC. Tim Keogh, our Chief Executive Officer, is a Board Member of Bask.

Pursuant to the agreements, we agreed to provide BASK with financing of up to $2.5 million for a five-year term at 18% interest per year for construction and working capital required for BASK’s approved dispensary and cultivation center in Fairhaven, MA. For a three- year period beginning April 1, 2016, we agreed to consult with BASK in the design, construction and operation of the Fairhaven facility. BASK will owe us $10,000 each month for these consulting services, but is not required to pay until six months after generating certain revenues. Although the DPH has approved our agreement with BASK relating to the development and lease terms of the MMCC, the actual lease agreement with BASK has not been finalized or approved by the DPH. We will need to secure significant capital to provide the financing to BASK.

On August 15, 2018, which was 6-months after the first sales, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 with a payment schedule created for the 5 years with 18% interest as stipulated in the original agreement. As of September 30, 2018, there is additional accrued interest of $2,612.

As of September 30, 2017, we have provided financing to BASK of $125,327, which includes construction and working capital advances of $119,635, and accrued interest of $5,692.

NOTE 8.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Years Ended
	September 30,
	2018	2017

Net loss attributable to common stockholders	$(4,432,716)	$(2,771,894)

Basic weighted average outstanding shares of common stock	20,066,824	19,007,371
Dilutive effects of common share equivalents	-	-
Dilutive weighted average outstanding shares of common stock	20,066,824	19,007,371

Basic and diluted net loss per share of common stock	$(0.22)	$(0.15)

As of September 30, 2018, we have excluded 150,000 of stock options, 9,478,650 of warrants and 440,000 of convertible notes outstanding from the computation of diluted net loss per share since the effects are anti-dilutive. As of September 30, 2017, we have excluded 1,305,000 of stock options and 10,166,000 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive.

NOTE 9.	INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. As of September 30, 2018, the Company has adjusted the deferred tax benefit as the federal tax rates will decrease from 34% to 21%. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.  The Company accounts for income taxes pursuant to ASC Topic 740.

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The components of the deferred income tax assets and liabilities arising under ASC Topic 740 were as follows:

	September 30,
	2018	2017

Deferred tax assets	$1,662,857	$1,619,672
Deferred tax liabilities	-	-
Valuation allowance	(1,662,857)	(1,619,672)

Net deferred tax assets/(liabilities)	$-	$-

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	September 30,
	2018		2017
	Temporary Difference	Tax Effect	Temporary Difference	Tax Effect

Deferred tax assets
Net operating loss	$2,401,429	$592,192	$1,789,958	$663,358
Other temporary differences	(632,287)	(155,922)	716,750	265,628
Net deferred tax assets	1,769,142	436,270	2,506,708	1,619,672
Valuation allowance	(1,769,142)	(436,270)	(2,506,708)	(1,619,672)
Total deferred tax asset	-	-	-	-

Deferred tax liabilities
Total deferred liability	-	-	-	-
Total net deferred tax asset	$-	$-	$-	$-

At September 30, 2018 and September 30, 2017, the Company had approximately and $6,743,134 and $4,370,404 respectively, in unused federal net operating loss carryforwards, which begin to expire principally in the year 2034. A deferred tax asset for the years ended September 30, 2018 and 2017, respectively, of approximately $436,270 and $1,619,672 resulting from the loss carryforwards and other temporary differences and has been offset by a 100% valuation allowance. The change in the valuation allowance for the period ended September 30, 2018 and September 30, 2017 was approximately $(492,716) and $497,018.

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	September 30,
	2018	2017

U.S. Federal statutory graduated rate	24.25%	34.00%
State income tax rate, net of federal benefit	3.51%	3.06%
Total rate	27.76%	37.06%

Less: Net operating loss for which no benefit is currently available	(27.76)%	(37.06)%
Net effective rate	0.00%	0.00%

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are September 30, 2016, 2017, and 2018. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

NOTE 10.	EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock. No preferred shares were outstanding at September 30, 2018 and 2017.

Common Stock

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

During the year ended September 30, 2017, we sold 185,000 Units at a price of $2.00 per Unit. The Units were sold in a private offering to a group of accredited investors. Each Unit consisted of one share of our common stock and one Series V Warrant. Each Series V Warrant allows the Holder to purchase one share of our common stock at a price of $5.00 per share at any time on or before May 18, 2021. The relative fair value of the warrants issued was approximately 48% of the proceeds received. The offering provided us with $370,000 in gross proceeds and the potential for an additional $925,000 in proceeds with the exercise of the Series V Warrants. As of December 31, 2018, no shares of common stock had been issued in exchange for the Series V Warrants.

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

During the year ended September 30, 2018, the Company submitted Put Notices for a total of 447,801 shares for $1,222,412 in cash.

During the year ended September 30, 2018, the Company converted debt and interest of $1,192,445 into 794,962 shares of common stock as described in Note 6.

During year ended September 30, 2018, the Company issued 25,000 shares of common stock and received $18,750 as a result of the exercise of stock options. These options were fully vested and expensed at the time of exercise.

During the year ended September 30, 2018 the Company issued 1,473,000 shares of common stock and received $4,044,000 less the commission of $229,140 as a result of the exercise of outstanding warrants.

Shares Issued to Officer

In connection with an employment agreement described in Note 11, SCP, the Company's largest shareholder, sold 1,200,000 shares of the Company's common stock to Mr. Keogh at a price of $0.001 per share. The estimated fair market value of the stock was $0.75 per share based the then current Private Placement Memorandum in place resulting in an aggregate stock based compensation of $898,800 for the difference between the estimated fair market value of $0.75 and the purchase price of $0.001 per share. As the Company expects the shares to be earned over the vesting period, the Company will amortize the entire amount to stock based compensation in the Company's consolidated statement of operations over the vesting period. Stock based compensation expense for these shares was $0 and $37,450 for the years ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was no unrecognized stock based compensation expense associated with this award. As of September 30, 2018, all shares have vested.

Shares Issued to Lessor

As described in Note 10, on October 17, 2016, we entered into a Share Purchase Agreement with MMP pursuant to which we issued to MMP 100,000 shares of our common stock at par value of $0.0001 ("Common Stock"), and a warrant to purchase up to 3,640,000 shares of Common Stock at an exercise price of $1.00 per share. The warrant can be exercised at any time on or after October 17, 2018 and on or before October 17, 2020. The warrant does not contain a cashless exercise provision.

Stock Options

Options Issuances in 2018

There were no stock options granted in 2018.

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

As these options were fully vested at grant date, the full value of $222,988 was recognized immediately as stock based compensation expense and no further expense will be recognized associated with these awards. As of December 31, 2018, 25,000 shares have been exercised.

The following table shows the stock option activity for the years ended September 30, 2018 and 2017:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding at September 30, 2016	1,205,000	$8.70	1.5	$-
Granted	150,000	$2.50	4.0	-
Forfeited, expired or cancelled	-	-	-	-
Exercised	(50,000)	$0.75	2.0	-
Outstanding and exerciseable at September 30, 2017	1,305,000	$8.29	0.6	$-
Granted	-	$-	-	-
Forfeited, expired or cancelled	(1,130,000)	9.22	-	-
Exercised	(25,000)	0.75	-	-
Outstanding as of September 30, 2018	150,000	$2.21	2.9	$-
Vested and expected to vest at September 30, 2018	150,000	$2.50	2.9	$-
Exercisable at September 30, 2018	150,000	$2.50	2.9	$81,000

Stock based compensation expense related to the options was $0 and $222,988 for the years ended September 30, 2018 and 2017, respectively. At September 30, 2018, there is no remaining unrecognized stock-based compensation associated with stock options. During the years ended September 30, 2018 and 2017, we received proceeds of $18,750 and $37,500, respectively, from stock option exercises.

Warrants

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

As described in Note 11, on October 17, 2016, we entered into a Share Purchase Agreement with MMP pursuant to which we issued to MMP 100,000 shares of our common stock at par value of $0.0001 (“Common Stock”), and a warrant to purchase up to 3,640,000 shares of Common Stock at an exercise price of $1.00 per share. The warrant can be exercised at any time on or after October 17, 2018 and on or before October 17, 2020. The warrant does not contain a cashless exercise provision.

Warrant Issuances in 2018

As disclosed in Notes 6 and 11, the Company issued warrants to purchase up to 2,040,000 shares of Common Stock at an exercise price of $1.50 per share. The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions:

●	Expected term – 3 to 5 years

●	Volatility – 157% to 176%

●	Risk-free rate – 1.73% to 2.68%

●	Stock price - $1.74 to $4.09

●	Expected dividends – $0

For those warrants that were issued with debt, the proceeds were allocated to the respective instruments on a pro rata basis based on the fair value of each instrument. See Note 6.

During the year ended September 30, 2018, the Company issued 200,000 shares from the exercise of warrants for a value of $225,000.

On November 7, 2016 the Company sold 2,000,000 units to a group of investors in a private offering. Each unit consisted of one share of the Company’s common stock and one Series I Warrant. Each Series I Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $3.00 per share at any time on or before November 4, 2020. To encourage holders to exercise their Series I Warrants, the Company agreed to issue one Series IX Warrant to each person that exercised a Series I warrant on or before July 10, 2018. Each Series IX Warrant is exercisable at a price of $1.00 per share at any time on or before July 10, 2021.

As of July 10, 2018, a total of 1,273,000 Series I Warrants were exercised and the Company issued 1,273,000 shares of its common stock (as a result of the exercise of the Series I Warrants) and 1,273,000 Series IX Warrants to the persons that exercised the Series I Warrants. The Company raised $3,819,000 in equity through the exercise of 1,273,000 warrants at $3.00 per share. Stock issuance costs of $229,140 were netted against the proceeds from this placement.  The Company granted 63,650 warrants to GVC Capital LLC, the Solicitation Agent for the offering. The warrants issued to GVC are exercisable at a price of $1.00 per share at any time on or before July 10, 2023.

The following table shows the warrant activity for the years ended September 30, 2018 and 2017:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding at September 30, 2016	4,341,000	$6.19	2.1	$-
Granted	5,825,000	1.81	3.1	$-
Forfeited, expired or cancelled	-	-	-	-
Exercised	-	-	-	-
Outstanding and exerciseable at September 30, 2017	10,166,000	$3.68	2.4	$-
Granted	3,376,650	$1.30	4.3
Forfeited, expired or cancelled	(2,591,000)	8.93
Exercised	(1,473,000)	2.75
Outstanding as of September 30, 2018	9,478,650	$1.55	2.6	$14,510,046
Vested and expected to vest at September 30, 2018	9,478,650	$1.55	2.6	$14,510,046
Exercisable at September 30, 2018	5,738,650	$1.90	2.8	$6,930,446

NOTE 11.	COMMITMENTS AND CONTINGENCIES

Officer Employment Agreement. On March 25, 2014, the Company entered into an employment agreement with Mr. Keogh. The agreement: (i) has an initial term of three years; (ii) requires that Mr. Keogh devote at least 50% of his time to the Company and; (iii) provides that the Company will pay Mr. Keogh $12,000 per month during the term of the agreement. In connection with this employment agreement the Company granted Mr. Keogh shares of common stock and options.  See Note 10. This agreement has expired but the terms are continuing on a month to month basis.

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

Under the terms of the lease, the Company had six (6) months to obtain $2.6 million in capital funding for the construction of the first phase building. In the event that the Company was unable to raise these funds within the six (6) month period, the Company had an additional six (6) month period to do so; provided, that the Company has paid accrued lease payments and closing costs. If the Company was then unable to raise these funds on or before twelve (12) months from October 17, 2016, the lease would terminate. On October 17, 2017, the lease agreement was amended to provide that the Company will have until 16 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $1.50 per share. The warrant can be exercised at any time on or after October 17, 2017 and on or before October 17, 2022. In February and April, 2018, the lease agreement was amended to provide that the Company will have until 20 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP a warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant can be exercised at any time on or before October 17, 2022. The Company recognized an expense of $432,787 during the year ended September 30, 2018, representing the entire grant date fair value of the warrants issued for the above amendments.

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

The Company allocated $1,899,966 to the warrant which is reflected in additional paid-in-capital and was allocated to prepaid land lease. The fair value of the common stock on the date of the agreement was $73,000, which is also reflected in additional paid-in-capital and was allocated to prepaid land lease. The prepaid land lease is being amortized on a straight-line basis over the term of the lease. The lease expense, which includes the amortization related to the prepaid land lease, was $399,459 and $506,765 for the years ended September 30, 2018 and 2017, respectively.

Office space

In January 2018 the Company's offices moved to 1550 Wewatta St, Denver, CO 80202. The Company leases this new space on a month-to-month basis at a rate of $1,230 per month. The lease expense was $24,280 and $35,610 for the years ended September 30, 2018 and 2017, respectively.

Automobiles

The Company leases an automobile under an operating lease commencing October 4, 2014 for 39 months at $611 per month. The lease expense was $2,344 and $7,390 for the year ended September 30, 2018 and 2017, respectively.

At September 30, 2018, the future rental payments required under operating leases are as follows:

2019	341,496
2020	341,496
2021	341,496
2022	341,496
2023	341,496
Thereafter	14,684,528
Total	16,392,008

NOTE 12.	SUBSEQUENT EVENTS

Common Stock

As part of the existing agreement with MSC, on November 5, 2018 and December 11, 2018, the Company submitted Put Notices on the Equity Line for a combined total of 311,816 shares for $649,454 in cash.

Subsequent to year end, the Company issued 333,000 shares of common stock from the exercise of warrants for a value of $395,500.

In October 2018, the Company converted debt and interest of $46,992 into 31,328 shares of common stock. This debt was included in the outstanding debt disclosed in Note 6.

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

Signature	Title	Date

/s/ Timothy Keogh
Timothy Keogh	Chief Executive Officer and a Director	January 15, 2019

/s/ Benjamin J. Barton
Benjamin J. Barton	Chief Financial and Accounting Officer and a Director	January 15, 2019