Form 10-Q
period 2018-12-31
AmeriCann, Inc.
filed 2019-02-19
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by a checkmark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of February 13, 2019, the registrant had 22,903,615 shares of common stock outstanding.

AmeriCann, Inc.

FORM 10-Q

Part I:  FINANCIAL INFORMATION

Item 1.      UNAUDITED Financial Statements

AMERICANN, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2018	September 30, 2018

Assets
Current Assets:
Cash and cash equivalents	$71,817	$198,144
Restricted cash	4,435,085	3,818,805
Current portion of prepaid land lease	57,959	57,959
Prepaid expenses and other current assets	7,320	7,470
Current portion of note receivable - related party	24,683	-
Total current assets	4,596,864	4,082,378

Construction in progress	1,708,115	1,681,382
Furniture and equipment (net of depreciation of $461 and $4,827)	2,303	5,794
Notes and other receivables (net of allowance of $977,770)	783,905	783,905
Note receivable - related party	146,486	176,764
Prepaid land lease and related deposits, net of current portion	2,709,598	2,724,088
Security deposit and other assets	3,110	3,110
Total assets	$9,950,381	$9,457,421

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$59,627	$268,065
Related party payables	-	-
Interest payable (including $219 and $12,742 to related parties)	44,491	46,605
Other payables	5,025	8,906
Notes payable (net of discount of $0 and $138,750)	615,000	521,250
Notes payable - related party (inclusive of premium of $20,332 and $0)	1,776,978	-
Total current liabilities	2,501,121	844,826

Notes payable - related party (inclusive of premium of $0 and $25,673)	-	1,782,319

Total liabilities	2,501,121	2,627,145

Commitments and contingencies - see Note 10

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 22,782,907 and 21,106,706 shares issued and outstanding as of December 31, 2018 and September 30, 2018, respectively	2,279	2,211
Additional paid in capital	21,095,030	19,937,606
Accumulated deficit	(13,648,049)	(13,109,541)
Total stockholders' equity	7,449,260	6,830,276

Total liabilities and stockholders' equity	$9,950,381	$9,457,421

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended December 31,
	2018	2017

Revenues:
Consulting fees	$-	$-
Total revenues	-	-

Operating expenses:
Advertising and marketing	16,856	962
Professional fees	128,933	151,987
General and administrative expenses	212,112	434,862
Total operating expenses	357,901	587,811

Loss from operations	(357,901)	(587,811)

Other income (expense):
Interest income	7,672	8,077
Interest expense	(151,388)	(754,379)
Other income (expense)	(3,030)	(2,861)
Interest expense - related party	(33,861)	(37,390)
Total other income (expense)	(180,607)	(786,553)
Net loss	$(538,508)	$(1,374,364)

Basic and diluted loss per common share	$(0.02)	$(0.07)

Weighted average common shares outstanding	22,568,375	19,366,000

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2017	-	$-	19,366,000	$1,937	$10,959,188	$(8,676,825)	$2,284,300
Stock-based compensation expense	-	-	-	-	171,307	-	171,307
Benefical conversion feature and warrants	-	-	-	-	1,487,438	-	1,487,438
Net loss	-	-	-	-	-	(1,374,364)	(1,374,364)
Balances, December 31, 2017	-	$-	19,366,000	$1,937	$12,617,933	$(10,051,189)	$2,568,681

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2018	-	$-	22,106,763	$2,211	$19,937,606	$(13,109,541)	$6,830,276
Stock issued for cash	-	-	311,816	31	649,969	-	650,000
Conversion of debt	-	-	31,328	3	46,989	-	46,992
Stock issued for warrants exercised, net	-	-	308,000	31	395,469	-	395,500
Stock issued for services	-	-	25,000	3	64,997	-	65,000
Net loss	-	-	-	-	-	(538,508)	(538,508)
Balances, December 31, 2018	-	$-	22,782,907	$2,279	$21,095,030	$(13,648,049)	$7,449,260

 See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

consolidated STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(538,508)	$(1,374,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	461	3,739
Stock based compensation and option expense	-	171,307
Stock issued for services	65,000	-
Loss on disposal of land	-	2,861
Loss on disposal of fixed assets	3,030	-
Amortization of equity instruments issued to lessor	9,865	14,490
Amortization of debt discount/(premium)	133,409	708,645
Noncash interest income	-	(8,077)
Changes in operating assets and liabilities:
Prepaid expenses	150	-
Accounts payable and accrued expenses	(203,813)	(178,215)
Interest payable	(10,531)	50,682
Interest payable - related party	10,409	(21,598)
Other payables	(3,881)	1,891
Net cash flows used in operations	(534,409)	(628,639)

Cash flows from investing activities:
Additions to construction in progress	(26,733)	(1,153)
Payments received on notes receivable	5,595	-
Net cash flows used in investing activities	(21,138)	(1,153)

Cash flows from financing activities:
Common stock issued for cash, net	650,000	-
Proceeds from note payable, net of financing costs	-	1,726,000
Proceeds from the exercise of warrants	395,500	-
Net cash flows provided by financing activities	1,045,500	1,726,000

Net increase in cash, cash equivalents, and restricted cash	489,953	1,096,208

Cash, cash equivalents, and restricted cash at beginning of period	4,016,949	1,627

Cash, cash equivalents, and restricted cash at end of period	$4,506,902	$1,097,835

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$51,959	$54,040
Cash paid for income taxes	$-	$-

Proceeds from sale of land used to satisfy debt obligations	$-	$1,608,451
Debt discount related to warrants issued with debt and Beneficial Conversion Feature	$-	$1,536,000
Shares issued for converstion of debt and accrued interest	$46,992	$-

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

The Company's business plan is to design, develop, lease and operate state-of-the-art cultivation, processing and manufacturing facilities for licensed cannabis businesses throughout the United States.

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

Basis of Presentation

The (a) balance sheet as of September 30, 2018, which has been derived from audited financial statements, and (b) the unaudited financial statements as of and for the three months ended December 31, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on January 15, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2018 as reported in the Form 10-K have been omitted.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	December 31, 2018	September 30, 2018

Cash and cash equivalents	$71,817	$198,144
Restricted cash	4,435,085	3,818,805
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$4,506,902	$4,016,949

Amounts included in restricted cash represent those required to be set aside by a contractual agreement with a lender for the payment of specific construction related expenditures as part of the Company’s property development in Massachusetts.

Recent Accounting Pronouncements

In January 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-01, LEASES (TOPIC 842): LAND EASEMENT PRACTICAL EXPEDIENT FOR TRANSITION TO TOPIC 842; On February 25, 2016, the FASB issued Accounting Standards Update No. 2016- 02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The FASB has been assisting stakeholders with implementation questions and issues as organizations prepare to adopt Topic 842. In connection with the FASB’s transition support efforts, a number of stakeholders inquired about the application of the new lease requirements in Topic 842 to land easements. Land easements (also commonly referred to as rights of way) represent the right to use, access, or cross another entity’s land for a specified purpose. The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective but may be early adopted, and Example 10 of Subtopic 350- 30. The effective date will be October 1, 2019, and transition requirements for the amendments are the same as the effective date and transition requirements in Update 2016-02. An entity that early adopted Topic 842 should apply the amendments in this Update upon issuance. The Company does not expect this amendment to have a material impact on its financial statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments.  As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company adopted the changes effective October 1, 2018 and the changes did not have a material impact on its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments are effective for fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company adopted the changes effective October 1, 2018 and the changes did not have a material impact on its financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which is the same time as the amendments in ASU No. 2014-09, and early adoption is permitted. The Company adopted the changes effective October 1, 2018 and the changes did not have a material impact on its financial statements.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250). The ASU adds SEC disclosure requirements for both the quantitative and qualitative impacts that certain recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. Specially, these disclosure requirements apply to the adoption of ASU No. 2014- 09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company adopted ASU No. 2014-09 effective October 1, 2018 and the adoption did not have a material impact on its revenue recognition as it pertains to current revenue streams.

Between May 2014 and December 2016, the FASB issued several ASU’s on Revenue from Contracts with Customers (Topic 606). These updates will supersede nearly all existing revenue recognition guidance under current U.S. generally accepted accounting principles (GAAP). The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. A five-step process has been defined to achieve this core principle, and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standards in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standards recognized at the date of adoption (which includes additional footnote disclosures). The Company adopted Topic 606, effective October 1, 2018 and the adoption did not have a material impact on its revenue recognition as it pertains to current revenue streams.

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

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $13,648,049 and $13,109,541 at December 31, 2018 and September 30, 2018, respectively, and had a net loss of $538,508 for the three months ended December 31, 2018. Further, the amount due from Wellness Group Pharms (“WGP”) of $1,761,675 (before an allowance of $977,770) may not be collectible. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to generate revenue, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. On January 18, 2018, the arbitration panel awarded the Company $1,045,000 plus interest at the rate of 18% per year from April 18, 2015 to March 15, 2018 for $550,000. In addition to the principal and interest awarded of $1,595,000, the Company was also awarded its attorneys’ fees and arbitration fees. Although there are no indicators to suggest that the amounts due from WGP will not be collectible, the Company has not collected on the award as of the filing date of this report.

Management believes that the actions presently being taken to further implement its business plan and generate revenue provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. NOTES AND OTHER RECEIVABLES

Notes and other receivables as of December 31, 2018 and September 30, 2018, consisted of the following:

	December 31, 2018	September 30, 2018

Notes and other receivables from WGP, a licensed medical marijuana cultivator; $673,294 note secured by real and personal property of the borrower, interest rate of 18.0%; accrued consulting and legal fees of $206,675, construction advances of $332,357 and accrued interest of $549,349. Net of reserves of $977,770. All amounts are due and payable immediately.	$783,905	$783,905

Related party note receivable from BASK, a non-profit corporation, interest rate of 18.0%; monthly principal and interest payments of $4,422, maturing in 2023.	171,169	176,764

	955,074	960,669

Less: Current portion	(24,683)	-

	$930,391	$960,669

The notes and other receivables from WGP are classified as long term due to ongoing disputes between the Company and WGP. The Company recently won an arbitration hearing against WGP, but will not reclassify the amounts from long-term until such time that actual payment is made or becomes known.

NOTE 4.  NOTES PAYABLE

December 2017 Convertible Note Offering

On December 29, 2017 the Company sold convertible notes in the principal amount of $800,000 to a group of accredited investors. The notes bear interest at 8% per year, are unsecured, and were due and payable on December 31, 2018. On December 31, 2018, the notes were extended to mature on December 31, 2019. At the option of the note holders, the notes may be converted at any time into shares of the Company's common stock at an initial conversion price of $1.50 per share.

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

The $64,000 paid to the placement agent was allocated on a pro-rata basis to the warrants and the debt which was recorded as an offset to additional paid in capital and an increase in debt discount of $48,562 and $15,438, respectively.

During May 2018, a loan in the principal amount of $575,000 was converted into 383,333 shares of common stock. In addition, interest payable in the amount of $15,233 was converted into 10,155 shares.

All debt discounts are being recognized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts were $51,749 and $0 for the three months ended December 31, 2018 and 2017, respectively.

February 2018 Convertible Note Offering

On February 12, 2018 the Company sold convertible notes in the principal amount of $810,000 to a group of accredited investors. The notes bear interest at 8% per year, are unsecured, and are due and payable on December 31, 2018. On December 31, 2018, the notes were extended to mature on December 31, 2019. At the option of the note holders, the notes may be converted at any time into shares of the Company's common stock at an initial conversion price of $1.50 per share.

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

During July 2018, loans in the principal amount of $375,000 was converted into 250,000 shares of common stock. In addition, interest payable in the amount of $14,704 was converted into 9,802 shares.

In October 2018, a loan in the principal amount of $45,000 was converted into 30,000 shares of common stock. In addition, interest payable in the amount of $1,992 was converted into 1,328 shares.

All debt discounts are being recognized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts were $87,001 and $0 for the three months ended December 31, 2018 and 2017, respectively.

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

Accrued interest on these notes payable was $219 and $12,742 at December 31, 2018 and September 30, 2018, respectively. In connection with the debt modification agreement, we issued SCP warrants to purchase 800,000 shares of our common stock, exercisable at a price of $1.50 per share, and warrants to purchase an additional 800,000 shares of common stock, exercisable at a price of $3.00 per share. Both sets of warrants expire on June 30, 2020. We allocated the relative fair values to the warrants, stock options, and convertible debt, as determined by the Black Scholes option pricing model. Based on the Black Scholes option pricing model, a net debt premium of $72,651 was allocated to the warrants which are reflected in additional paid-in-capital. The debt premium is being amortized on a straight-line basis over the term of the notes. At December 31, 2018, the outstanding principal on these notes was $1,756,646, and the unamortized debt premium was $20,332. Amortization of debt premium was $5,341 and $5,341 for the three months ended December 31, 2018 and 2017.

NOTE 5. RELATED PARTY TRANSACTIONS

Strategic Capital Partners. At December 31, 2018 and September 30, 2018, we had outstanding notes payable to SCP of $1,776,978 and $1,782,319, respectively.

Interest expense was $33,861 and $37,390 for the three months ended December 31, 2018 and 2017, respectively. Interest payable – related party of $219 and $12,742 was included in the accompanying consolidated balance sheets at December 31, 2018 and September 30, 2018, respectively.  We made interest payments of $51,726 during the three months ended December 31, 2018.

In October 2018, the Company paid SCP $30,000 to reimburse for travel expenses incurred on the Company's behalf.

Bask, Inc. On April 7, 2016, we signed agreements with Bask, Inc. (formerly Coastal Compassion Inc.) (“BASK”). BASK is one of a limited number of non-profit organizations that has received a Final Certificate of Registration cultivate, process and sell medical cannabis by the Massachusetts Cannabis Control Commission (formerly Massachusetts Department of Public Health). BASK has agreed to become the initial tenant in our planned MMCC.

Pursuant to the agreements, we agreed to provide BASK with financing for construction and working capital required for BASK’s approved dispensary and cultivation center in Fairhaven, MA. The financing accrued interest of 18% until 6-months after BASK opened its dispensary at which point the financing would be repaid over a five year term at 18%.

On August 15, 2018, which was 6-months after the first sales, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 with a payment schedule created for the 5 years with 18% interest as stipulated in the original agreement. The outstanding balance was $171,169 and $176,764 as of December 31, 2018 and September 30, 2018, respectively. As of December 31, 2018, there is additional interest income of $7,672.

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

Tim Keogh, our Chief Executive Officer, has been a Board Member of BASK since August of 2013. On November 7, 2012, Massachusetts voters approved a measure to legalize medical marijuana. At that time, Massachusetts law required Registered Marijuana Dispensaries (RMDs) to form and operate as nonprofit corporations pursuant to Massachusetts General Law (M.G.L.) .c.180.

In October 2017, the Massachusetts Department of Public Health released guidance outlining the steps by which a nonprofit RMD may convert to a for-profit entity. The guidance provides a straight-forward process to follow in order to complete the required paperwork with the Secretary of State’s Office.

Existing RMDs with a Final Certificate of Registration may complete the non-profit conversion documents provided by the Secretary of State, submit the completed conversion documents to the RMD Program for certification, and then file the certified documents with the Secretary of State. The non-profit conversion may not occur, however, in the event that Bask, Inc. converts to a for-profit entity, Mr. Keogh would own less than 10% of the Bask, Inc. for-profit entity.

NOTE 6. LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Monthds Ended
	December 31,
	2018	2017

Net loss attributable to common stockholders	$(538,508)	$(1,374,364)

Basic weighted average outstanding shares of common stock	22,568,375	19,366,000
Dilutive effects of common share equivalents	-	-
Dilutive weighted average outstanding shares of common stock	22,568,375	19,366,000

Basic and diluted net loss per share of common stock	$(0.02)	$(0.07)

As of December 31, 2018, we have excluded 150,000 of stock options and 9,170,650 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive. As of December 31, 2017, we have excluded 1,305,000 of stock options and 11,566,000 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive.

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

Under the terms of the lease, the Company had six (6) months to obtain $2.6 million in capital funding for the construction of the first phase building. In the event that the Company was unable to raise these funds within the six (6) month period, the Company had an additional six (6) month period to do so; provided, that the Company has paid accrued lease payments and closing costs. If the Company was then unable to raise these funds on or before twelve (12) months from October 17, 2016, the lease would terminate. On October 17, 2017, the lease agreement was amended to provide that the Company will have until 16 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $1.50 per share. The warrant can be exercised at any time on or after October 17, 2017 and on or before October 17, 2022. In February and April, 2018, the lease agreement was amended to provide that the Company will have until 20 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP a warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant can be exercised at any time on or before  October 17, 2022. The Company recognized an expense of $0 during the three months ended December 31, 2018 related to those warrants. In July 2018, the Company fulfilled the $2.6 million capital funding commitment.

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

The lease expense, which includes the amortization related to the prepaid land lease and office space, was $99,865 and $108,625 for the three months ended December 31, 2018 and 2017. At December 31, 2018, the future rental payments required under this lease are $256,122 for the remainder of fiscal 2019, $341,496 for fiscal years 2020 through 2023, and $14,684,528 thereafter.

Office space

In January 2018 the Company's offices moved to 1550 Wewatta St, Denver, CO 80202. The Company leases this new space on a month-to-month basis at a rate of $1,230 per month. Lease expense for office space was $3,750 for the three months ended December 31, 2018 and $8,760 for three months ended December 31, 2017.

NOTE 8.  SHAREHOLDERS’ EQUITY

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

During the three months ended December 31, 2018, we submitted Put Notices for a total of 311,816 shares for $650,000 in cash.

In October 2018, the Company issued 65,000 shares for stock in exchange for consulting services.

Restricted Stock Awards. We use restricted stock awards to compensate certain key executives and other individuals.  At December 31, 2018, we had no outstanding unvested restricted stock awards. Stock-based compensation expense associated with restricted stock awards was $0 and $0 for the three months ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was no remaining unrecognized stock-based compensation associated with restricted stock awards.

Stock Options. There was no stock option activity for the quarter ended December 31, 2018. Stock option details are as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding as of September 30, 2018	150,000	$2.21	-	$-
Outstanding as of December 31, 2018	150,000	$2.50	2.6	$-
Vested and expected to vest at December 31, 2018	150,000	$2.50	2.6	$-
Exercisable at December 31, 2018	150,000	$2.50	2.6	$-

There was no stock-based compensation expense associated with stock options for the three months ended December 31, 2018 and 2017. At December 31, 2018, there is no remaining unrecognized stock-based compensation associated with stock options.

Warrants. Warrant activity as of and for the three months ended December 31, 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding as of September 30, 2018	9,478,650	$1.55	2.6
Exercised	(308,000)	1.28
Outstanding as of December 31, 2018	9,170,650	$1.56	2.6	$7,120,776
Exercisable at December 31, 2018	5,530,650	$1.92	2.6	$3,007,576

During the three months ended December 31, 2018, the Company issued 308,000 shares from the exercise of warrants for total proceeds of $395,500.

NOTE 9. SUBSEQUENT EVENTS

As part of the existing agreement with MSC, on January 9, 2019, the Company submitted Put Notices on the Equity Line for a total of 95,708 shares for $170,000 in cash.

In February 2019, the Company converted debt of $30,000 into 20,000 shares of common stock. This debt was included in the outstanding debt disclosed in Note 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended September 30, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K

Forward-Looking Statements

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

OVERVIEW

AmeriCann's business plan is to design, develop, operate and/or lease state-of-the-art cannabis cultivation, processing and manufacturing facilities throughout the United States.

AmeriCann’s team includes board members, consultants, engineers and architects who specialize in real estate development, traditional horticulture, lean manufacturing, medical research, facility construction, regulatory compliance, security, marijuana cultivation and genetics, extraction processes, and infused product development.

AmeriCann’s flagship project is the Massachusetts Medical Cannabis Center. The Massachusetts Cannabis Center (“MMCC”) is being developed on a 52-acre parcel located in Southeastern Massachusetts. AmeriCann’s MMCC project is permitted for 987,000 sq. ft. of cannabis cultivation and processing infrastructure, which is being developed in phases to support both the existing medical cannabis and the newly emerging adult-use cannabis marketplace.

The first phase of the million square foot project is under-construction. Building 1 at MMCC is a 30,000 square foot cultivation and processing facility. Construction of the project is moving forward rapidly, with millions of dollars already invested in site preparation, concrete, and buildings. More than a dozen companies have been retained for construction of the facility which is being overseen by CBRE on behalf of AmeriCann. The building is expected to be complete by the summer of 2019.

AmeriCann, Inc. plans to apply for Marijuana Product Manufacturing and cultivation licenses to operate at MMCC but also enter into agreements with other licensed cannabis businesses in Massachusetts to occupy space in the million square foot project. AmeriCann will generate revenue through lease arrangements with the operators that include base rents and royalty payments up to 15% of gross revenue generated from products produced at MMCC.

AmeriCann, through a 100% owned subsidiary AmeriCann Brands, Inc., plans to secure licenses from the Massachusetts Cannabis Control Commission to provide extraction and product manufacturing support to the entire MMCC project, as well as to other licensed cannabis farmers throughout regulated markets. AmeriCann Brands plans to occupy space in Building 2 at MMCC which is in the final design process. In addition to large-scale extraction of cannabis plant material, AmeriCann Brands plans to produce branded consumer packaged goods including cannabis beverages, vaporizer products, edible products, non-edible products and concentrates at the state-of-the-art facility.

The company plans to replicate the brands, technology and innovations developed at its MMCC project to new markets as a multi-state operator.

SIGNIFICANT ACCOUNTING POLICIES

There were no changes in our significant accounting policies and estimates during the three months ended December 31, 2018 from those set forth in our Annual Report on Form 10-K for the year ended September 30, 2018 filed on January 15, 2019.

RESULTS OF OPERATIONS

Total Revenues

During the three months ended December 31, 2018 and 2017, we generated $0 and $0 in revenue, respectively.

Advertising and Marketing Expenses

Advertising and marketing expenses were $16,856 and $962 for the three months ended December 31, 2018 and 2017, respectively. The increase is due to more advertising and marketing activities, as the Company is shifting its focus to the planning and development of the first phase building of the Massachusetts Medical Cannabis Center.

Professional Fees

Professional fees were $128,933 and $151,987 for the three months ended December 31, 2018 and 2017, respectively. The decrease is due to a decrease in legal fees.

General and Administrative Expenses

General and administrative expenses were $212,112 and $434,862 for the three months ended December 31, 2018 and 2017, respectively. The decrease is primarily a result of the stock based compensation associated with the warrant granted to our lessor in the three months ended December 31, 2017.

Interest Income

Interest income was $7,672 and $8,077 for the three months ended December 31, 2018 and 2017, respectively.

Interest Expense

Interest expense was $185,249 and $791,769 for the three months ended December 31, 2018 and 2017, respectively. The decrease is primarily attributable to amortization of debt discounts during the three months ended December 31, 2017.

 Net Operating Loss

We had a net loss of $(538,508) and $(1,374,364) for the three months ended December 31, 2018 and 2017, respectively. The decrease in net loss is attributable to changes in operating expenses and interest income and expense, each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $13,648,049 and $13,109,541 at December 31, 2018, and September 30, 2018, respectively, and had a net loss of $538,508 for the three months ended December 31, 2018. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to generate revenue, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. Further, the amount due from WGP of $1,761,675 (before an allowance of $977,770) may not be collectible. On January 18, 2018, the arbitration panel awarded us $1,045,000 plus interest at the rate of 18% per year from April 18, 2015 to January 18, 2018 for $550,000. In addition to the principal and interest awarded of $1,595,000, we were also awarded our attorneys’ fees and arbitration fees. The Company has not collected on the award as of the filing date.

Management believes that the actions presently being taken to further implement its business plan and generate revenue provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Notes Payable

See Note 4 of the unaudited consolidated financial statements filed with this report for information concerning our notes payable.

Analysis of Cash Flows

During the three months ended December 31, 2018, our net cash flows used in operations were $534,409 as compared to net cash flows used in operations of $628,639 for the three months ended December 31, 2017. The decrease is primarily due to the timing of working capital payments and amortization of debt discounts during the three months ended December 31, 2017.

Cash flows used in investing activities were $21,138 for the three months ended December 31, 2018, consisting of additions to construction in progress and payments on notes receivables. Cash flows provided by investing activities were $1,153 for the three months ended December 31, 2017, consisting of additions to construction in progress.

Cash flows provided by financing activities were $1,045,500 for the three months ended December 31, 2018, consisting of common stock issued for cash and proceeds from the exercise of warrants. Cash flows provided by financing activities were $1,726,000 for the three months ended December 31, 2017, consisting of proceeds from notes payable.

Note that we sold our property in Denver, Colorado, yielding proceeds of $1,608,451 which were used to pay down existing debt, which is reflected as a noncash financing and investing activity in our statement of cash flows for the quarter ended December 31, 2017.

We do not have any firm commitments from any person to provide us with any capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2018, we did not have any off balance sheet arrangements.

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

Internal Control over Financial Reporting

As indicated in our Form 10-K filed on January 15, 2019, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective during the 2018 fiscal year at the reasonable assurance level, as a result of a material weaknesses primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP, limited or no segregation of duties, and lack of independent directors.

We are currently in the process of evaluating the steps necessary to remediate these material weaknesses.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICANN, INC.

Dated: February 19, 2019	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer