Form 10-Q
period 2019-03-31
AmeriCann, Inc.
filed 2019-05-20
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes ☐ No ☑

As of May 10, 2019, the registrant had 23,059,516 shares of common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

AmeriCann, Inc.

FORM 10-Q

Part I:  FINANCIAL INFORMATION

Item 1.      UNAUDITED Financial Statements

AMERICANN, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2019	September 30, 2018

Assets
Current Assets:
Cash and cash equivalents	$7,217	$198,144
Restricted cash	1,763,964	3,818,805
Current portion of prepaid land lease	57,959	57,959
Prepaid expenses and other current assets	7,260	7,470
Current portion of note receivable - related party	25,811	-
Total current assets	1,862,211	4,082,378

Construction in progress	4,383,914	1,681,382
Furniture and equipment (net of depreciation of $691 and $4,827)	2,073	5,794
Notes and other receivables (net of allowance of $977,770)	783,905	783,905
Note receivable - related party	139,508	176,764
Prepaid land lease and related deposits, net of current portion	2,695,108	2,724,088
Security deposit and other assets	3,110	3,110
Total assets	$9,869,829	$9,457,421

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$242,902	$268,065
Interest payable (including $0 and $12,742 to related parties)	31,796	46,605
Other payables	22,153	8,906
Notes payable (net of discount of $0 and $138,750)	550,000	521,250
Notes payable - related party (inclusive of premium of $14,991 and $0)	1,771,637	-
Total current liabilities	2,618,488	844,826

Notes payable - related party (inclusive of premium of $0 and $25,673)	-	1,782,319

Total liabilities	2,618,488	2,627,145

Commitments and contingencies - see Note 7

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 23,004,516 and 22,106,763 shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively	2,301	2,211
Additional paid in capital	21,454,009	19,937,606
Accumulated deficit	(14,204,969)	(13,109,541)
Total stockholders' equity	7,251,341	6,830,276

Total liabilities and stockholders' equity	$9,869,829	$9,457,421

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Revenues:
Consulting fees	$-	$-	$-	$-
Total revenues	-	-	-	-

Operating expenses:
Advertising and marketing	44,190	2,787	61,046	3,749
Professional fees	170,310	118,128	299,243	270,115
General and administrative expenses	305,091	357,592	517,203	792,454
Total operating expenses	519,591	478,507	877,492	1,066,318

Loss from operations	(519,591)	(478,507)	(877,492)	(1,066,318)

Other income (expense):
Interest income	7,417	17,309	15,089	25,386
Interest expense	(11,736)	(424,609)	(163,124)	(1,178,988)
Other income (expense)	-	-	(3,030)	(2,861)
Interest expense - related party	(33,010)	(36,461)	(66,871)	(73,851)
Total other income (expense)	(37,329)	(443,761)	(217,936)	(1,230,314)

Net loss	$(556,920)	$(922,268)	$(1,095,428)	$(2,296,632)

Basic and diluted loss per common share	$(0.02)	$(0.05)	$(0.05)	$(0.12)

Weighted average common shares outstanding	22,913,023	19,376,278	22,738,806	19,371,082

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2017	-	$-	19,366,000	$1,937	$10,959,188	$(8,676,825)	$2,284,300
Stock-based compensation	-		-	-	171,307	-	171,307
Benefical conversion feature and warrants	-		-	-	1,487,438	-	1,487,438
Net loss	-		-	-	-	(1,374,364)	(1,374,364)
Balances, December 31, 2017	-	$-	19,366,000	$1,937	$12,617,933	$(10,051,189)	$2,568,681
Stock issued for options exercised	-	-	25,000	3	18,747	-	18,750
Shares and warrants issued to lessor warrant expense	-	-	-	-	135,354	-	135,354
Benefical conversion feature and warrants	-	-	-	-	810,000	-	810,000
Net loss	-	-	-	-	-	(922,268)	(922,268)
Balances, March 31, 2018	-	$-	19,391,000	$1,940	$13,582,034	$(10,973,457)	$2,610,517

	Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2018	-	$-	22,106,763	$2,211	$19,937,606	$(13,109,541)	$6,830,276
Stock issued for cash, net	-	-	311,816	31	649,969	-	650,000
Conversion of debt	-	-	31,328	3	46,989	-	46,992
Stock issued for warrants exercised, net	-	-	308,000	31	395,469	-	395,500
Stock issued for services	-	-	25,000	3	64,997	-	65,000
Net loss	-	-	-	-	-	(538,508)	(538,508)
Balances, December 31, 2018	-	-	22,782,907	2,279	21,095,030	(13,648,049)	7,449,260
Stock issued for cash, net	-	-	176,609	17	303,984	-	304,001
Conversion of debt	-	-	20,000	2	29,998	-	30,000
Stock issued for warrants exercised, net	-	-	25,000	3	24,997	-	25,000
Net loss	-	-	-	-	-	(556,920)	(556,920)
Balances, March 31, 2019	-	$-	23,004,516	$2,301	$21,454,009	$(14,204,969)	$7,251,341

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

consolidated STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,095,428)	$(2,296,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	691	7,478
Stock based compensation and option expense	-	306,661
Stock issued for services	65,000	-
Loss on disposal of land	-	2,861
Loss on disposal of fixed assets	3,030	-
Amortization of equity instruments issued to lessor	19,730	28,979
Amortization of debt discount/(premium)	128,068	1,121,652
Changes in operating assets and liabilities:
Interest receivable	-	(25,385)
Prepaid expenses	210	(59,970)
Accounts payable and accrued expenses	(15,913)	(597,593)
Notes receivable - related party	-	(10,000)
Interest payable	(75)	9,059
Interest payable - related party	(12,742)	(42,996)
Other payables	13,247	(11,704)
Net cash flows used in operations	(894,182)	(1,567,590)

Cash flows from investing activities:
Additions to construction in progress	(2,702,532)	(19,272)
Payments received on notes receivable	11,445	-
Net cash flows used in investing activities	(2,691,087)	(19,272)

Cash flows from financing activities:
Common stock issued for cash, net	954,001	-
Proceeds from note payable, net of financing costs	-	2,536,000
Proceeds from the exercise of warrants	420,500	-
Proceeds from the exercise of stock options	-	18,750
Principal payments on notes payable	(35,000)	(80,000)
Net cash flows provided by financing activities	1,339,501	2,474,750

Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,245,768)	887,888

Cash, cash equivalents, and restricted cash at beginning of period	4,016,949	1,627

Cash, cash equivalents, and restricted cash at end of period	$1,771,181	$889,515

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$114,745	$165,124
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:

Proceeds from sale of land used to satisfy debt obligations	-	1,608,451
Debt discount related to warrants issued with debt and Beneficial Conversion Feature	-	2,297,438
Shares issued for conversion of debt and accrued interest	76,992

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

The Company's activities are subject to significant risks and uncertainties, including failure to secure funding to properly expand its operations.

Basis of Presentation

The (a) consolidated balance sheet as of September 30, 2018, which has been derived from audited financial statements, and (b) the unaudited consolidated financial statements as of and for the six months ended March 31, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on January 15, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2018 as reported in the Form 10-K have been omitted.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	March 30, 2019	September 30, 2018

Cash and cash equivalents	$7,217	$198,144
Restricted cash	1,763,964	3,818,805
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$1,771,181	$4,016,949

Amounts included in restricted cash represent amounts required to be set aside by a contractual agreement with a lender for the payment of specific construction related expenditures as part of the Company’s property development in Massachusetts.

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

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $14,204,969 and $13,109,541 at March 31, 2019 and September 30, 2018, respectively, and had a net loss of $556,920 and $1,095,428 for the three and six months ended March 31, 2019, respectively. Further, the amount due from Wellness Group Pharms (“WGP”) of $1,761,675 (before an allowance of $977,770) may not be collectible. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to generate revenue, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. On January 18, 2018, an arbitration panel awarded the Company $1,045,000 plus interest at the rate of 18% per year from April 18, 2015 to March 15, 2018 ($550,000). In addition to the principal and interest awarded of $1,595,000, the Company was also awarded its attorneys’ fees and arbitration fees. Although there are no indicators to suggest that the amounts due from WGP will not be collectible, the Company has not collected on the award as of the filing date of this report.

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

NOTE 3. NOTES AND OTHER RECEIVABLES

Notes and other receivables as of March 31, 2019 and September 30, 2018, consisted of the following:

	March 31, 2019	September 30, 2018

Notes and other receivables from WGP, a licensed medical marijuana cultivator; $673,294 note secured by real and personal property of the borrower, interest rate of 18.0%; accrued consulting and legal fees of $206,675, construction advances of $332,357 and accrued interest of $549,349. Net of reserves of $977,770. All amounts are due and payable immediately.	783,905	783,905

Related party note receivable from BASK, a non-profit corporation, interest rate of 18.0%; monthly principal and interest payments of $11,925, maturing in 2023.	165,319	176,764
	949,224	960,669
Less: Current portion	(25,811)	-

	$923,413	$960,669

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

During February 2019, a loan in the principal amount of $30,000 was converted into 20,000 shares of common stock.

During May 2018, a loan in the principal amount of $575,000 was converted into 383,333 shares of common stock. In addition, interest payable in the amount of $15,233 was converted into 10,155 shares.

All debt discounts are being recognized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts were $51,749 and $187,859 for the six months ended March 31, 2019 and 2018, respectively.

February 2018 Convertible Note Offering

On February 12, 2018 the Company sold convertible notes in the principal amount of $810,000 to a group of accredited investors. The notes bear interest at 8% per year, are unsecured, and are due and payable on December 31, 2018. On December 31, 2018, the notes were extended to mature on December 31,2019. At the option of the note holders, the notes may be converted at any time into shares of the Company's common stock at an initial conversion price of $1.50 per share.

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

During January 2019, a loan in the amount of $35,000 was repaid in cash.

In October 2018, a loan in the principal amount of $45,000 was converted into 30,000 shares of common stock. In addition, interest payable in the amount of $1,992 was converted into 1,328 shares.

During July 2018, loans in the principal amount of $375,000 were converted into 250,000 shares of common stock. In addition, interest payable in the amount of $14,704 was converted into 9,802 shares.

All debt discounts are being recognized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts were $87,001 and $162,000 for the six months ended March 31, 2019 and 2018, respectively.

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

Accrued interest on these notes payable was $0 and $12,742 at March 31, 2019 and September 30, 2018, respectively.

In connection with the debt modification agreement, we issued SCP warrants to purchase 800,000 shares of our common stock, exercisable at a price of $1.50 per share, and warrants to purchase an additional 800,000 shares of common stock, exercisable at a price of $3.00 per share. Both sets of warrants expire on June 30, 2020. We allocated the relative fair values to the warrants, stock options, and convertible debt, as determined by the Black Scholes option pricing model. Based on the Black Scholes option pricing model, a net debt premium of $72,651 was allocated to the warrants which are reflected in additional paid-in-capital. The debt premium is being amortized on a straight-line basis over the term of the notes. At March 31, 2019, the outstanding principal on these notes was $1,756,646, and the unamortized debt premium was $14,991. Amortization of debt premium was $10,682 for the six months ended March 31, 2019 and 2018.

NOTE 5. RELATED PARTY TRANSACTIONS

Strategic Capital Partners. At March 31, 2019 and September 30, 2018, we had outstanding notes payable to SCP of $1,771,637 and $1,782,319, respectively.

Interest expense was $33,010 and $36,461 for the three months ended March 31, 2019 and 2018, respectively; and $66,871 and $73,851 for the six months ended March 31, 2019 and 2018, respectively. Interest payable – related party of $0 and $12,742 was included in the accompanying consolidated balance sheets at March 31, 2019 and September 30, 2018, respectively.  We made interest payments of $38,569 during the quarter ended March 31, 2019, and $90,295 during the six months ended March 31, 2019.

During the six months ended March 31, 2019, the Company incurred $45,000 of consulting expenses with SCP of which $29,000 remains outstanding as of March 31, 2019.

In October 2018, the Company paid SCP $30,000 to reimburse for travel expenses incurred on the Company’s behalf.

In October 2018, the Company issued 65,000 shares for stock in exchange for consulting services.

Bask, Inc. On April 7, 2016, we signed agreements with Bask Inc. (formerly Coastal Compassion Inc.) (“BASK”). BASK is one of a limited number of non-profit organizations that has received a Final Certificate of Registration to cultivate, process and sell medical cannabis by the Massachusetts Cannabis Control Commission (formerly Massachusetts Department of Public Health). BASK has agreed to become the initial tenant in our planned MMCC.

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

On August 15, 2018, which was 6-months after the first sales by BASK, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 with a payment schedule created for the 5 years with 18% interest as stipulated in the original agreement. The outstanding balance was $165,319 and $176,764 as of March 31, 2019 and September 30, 2018, respectively. As of March 31, 2019, there is additional interest income of $15,089.

For a three- year period beginning April 1, 2016, we agreed to consult with BASK in the design, construction and operation of the Fairhaven facility. BASK will owe us $10,000 each month for these consulting services, but is not required to pay until six months after generating certain revenues. Although the DPH has approved our agreement with BASK relating to the development and lease terms of the MCCC, the actual lease agreement with BASK has not been finalized or approved by the DPH. We will need to secure significant capital to provide the financing to BASK.

NOTE 6. LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Monthds Ended
	March 31,		March 31,
	2019	2018	2019	2018

Net loss attributable to common stockholders	$(556,920)	$(922,268)	$(1,095,428)	$(2,296,632)

Basic weighted average outstanding shares of common stock	22,913,023	19,376,278	22,738,806	19,371,082
Dilutive effects of common share equivalents	-	-	-	-
Dilutive weighted average outstanding shares of common stock	22,913,023	19,376,278	22,738,806	19,371,082

Basic and diluted net loss per share of common stock	$(0.02)	$(0.05)	$(0.05)	$(0.12)

As of March 31, 2019, we have excluded 150,000 of stock options and 9,145,650 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive. As of March 31, 2018, we have excluded 180,000 of stock options and 10,306,000 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive.

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

Between August 2015 and September 2016, there were several amendments to the Agreement to extend the closing date to October 14, 2016. As consideration for the extensions, the Company, at closing, agreed to increase the purchase price to $4,325,000 and paid the seller $725,000, which was be applied to the purchase price of the land if and when the Company closed on this transaction. As of September 30, 2016, the Company had paid $925,000 that was to be applied to the purchase price of the land at closing. On October 17, 2016, the Company closed on the land purchase via a sales-leaseback transaction. See ‘Operating Leases’ below for additional information.

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

The lease payments are greater of (a) $30,000 per month; (b) $0.38 per square foot per month of any structure built on the property; or (c) 1.5% of all gross monthly sales of products sold by the Company, any assignee of the Company, or any subtenant of the Company. The lease payments will be adjusted up (but not down) every five (5) years by any increase in the Consumer Price Index.

Between October 17, 2016 and April 17, 2017, the monthly lease payments accrued, with all accrued lease payments paid to MMP on April 17, 2017. On April 17, 2017, the Company reimbursed MMP’s costs and expenses associated with the acquisition of the property, the lease, and the acquisition of the shares and the warrant from the Company (as further described below).

Under the terms of the lease, the Company had six (6) months to obtain $2.6 million in capital funding for the construction of the first phase building. In the event that the Company was unable to raise these funds within the six (6) month period, the Company had an additional six (6) month period to do so; provided, that the Company has paid accrued lease payments and closing costs. If the Company was then unable to raise these funds on or before twelve (12) months from October 17, 2016, the lease would terminate. On October 17, 2017, the lease agreement was amended to provide that the Company will have until 16 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $1.50 per share. The warrant can be exercised at any time on or after October 17, 2017 and on or before October 17, 2022. In February and April, 2018, the lease agreement was amended to provide that the Company will have until 20 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP a warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant can be exercised at any time on or before October 17, 2022. The Company recognized an expense of $0 and $0 during the three and six months ended March 31, 2019, respectively, related to those warrants. The Company recognized an expense an expense of $0 and $171,307 during the three and six months ended March 31, 2018, respectively. In July 2018, the Company fulfilled the $2.6 million capital funding commitment.

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

The lease expense, which includes the amortization related to the prepaid land lease and office space, was $99,865 for each of the three months ended March 31, 2019 and 2018, and $199,730 for each of the six months ended March 31, 2019 and 2018. At March 31, 2019, the future rental payments required under this lease are $170,748 for the remainder of fiscal 2019, $341,496 for fiscal years 2020 through 2023, and $14,684,528 thereafter.

Office space

In January 2018 the Company's offices moved to 1550 Wewatta St, Denver, CO 80202. The Company leases this new space on a month-to-month basis at a rate of $1,230 per month. Lease expense for office space was $3,993 and $8,140 for the three months ended March 31, 2019 and 2018, respectively and $7,743 and $16,900 for the six months ended March 31, 2019 and 2018, respectively.

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

The amount to be paid by MSC on a particular Closing Date will be determined by dividing the dollar amount specified in the Put Notice by the Purchase Price. The Purchase Price is 90% of the lowest daily volume weighted average price of the Company's common stock during the Pricing Period. The Pricing Period, with respect to a particular Put Notice is the five consecutive trading days including, and immediately following, the delivery of a Put Notice. However, no Put Notice may be delivered on a day that is not a Trading Day.

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

During the year ended September 30, 2018, we submitted Put Notices for a total of 447,801 shares and received $1,222,412 from the sale of the shares to Mountain States.

During the six months ended March 31, 2019, we submitted Put Notices for the total of 488,425 shares and received $954,001 from the sale of these shares to Mountain States.

In October 2018, the Company issued 65,000 shares for stock in exchange for consulting services.

Stock Options. There was no stock option activity for the six months ended March 31, 2019. Stock option details are as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding as of September 30, 2018	150,000	$2.21	2.9	$-
Outstanding as of March 31, 2019	150,000	$2.50	2.4	$-
Vested and expected to vest at March 31, 2019	150,000	$2.50	2.4	$-
Exercisable at March 31, 2019	150,000	$2.50	2.4	$-

There was no stock-based compensation expense associated with stock options for the three and six months ended March 31, 2019 and 2018. At March 31, 2019, there is no remaining unrecognized stock-based compensation associated with stock options.

Warrants. Warrant activity as of and for the six months ended March 31, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding as of September 30, 2018	9,478,650	$1.55	2.6	14,510,046
Exercised	(333,000)	1.26
Outstanding as of March 31, 2019	9,145,650	$1.56	2.0	$4,788,094
Exercisable at March 31, 2019	5,505,650	$1.93	2.3	$1,803,294

During the six months ended March 31, 2019, the Company issued 333,000 shares upon the exercise of warrants for total proceeds of $420,500.

NOTE 9. INCOME TAXES

We did not record any income tax expense or benefit for the three or six months ended March 31, 2019 or 2018. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of March 31, 2019 and 2018.

As of March 31, 2019, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2018.

NOTE 10. SUBSEQUENT EVENTS

On May 2, 2019, the Company borrowed $153,000 from an unrelated party. The loan bears interest at a rate of 12% and is due and payable on May 2, 2020.  At any time on or before October 29, 2019 the Company may prepay the loan by paying the Lender the outstanding loan principal and accrued interest plus premiums ranging from 15% to 35%. After October 29, 2019, the Company may not repay the loan without the consent of the Lender. At any time after October 29, 2019, the full value of any unpaid principal is convertible into the Company’s common stock at a variable conversion price.  The conversion price is equal to: (a) if the market price is greater than or equal to $1.50, the greater of (1) the variable conversion price (defined as market price multiplied by 65 percent) and (2) $1.00, and (b) if the market price is less than $1.50, the lessor of (1) the variable conversion price and (2) $1.00.

In April, the Company issued 55,000 shares of Common Stock from the exercises of warrants for a value of $55,000.

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

AmeriCann plans to replicate the brands, technology and innovations developed at its MMCC project to new markets as a multi-state operator.

SIGNIFICANT ACCOUNTING POLICIES

There were no changes in our significant accounting policies and estimates during the three and six months ended March 31, 2019 from those set forth in our Annual Report on Form 10-K for the year ended September 30, 2018 filed on January 15, 2019.

RESULTS OF OPERATIONS

Advertising and Marketing Expenses

Advertising and marketing expenses were approximately $44,200 and $2,800 for the three months ended March 31, 2019 and 2018, respectively. During the six months ended March 31, 2019 and 2018, the advertising and marketing expenses were approximately $61,000 and $3,700, respectively. The increase is due to more advertising and marketing activities, as the Company is shifting its focus to the planning and development of the first phase building of the Massachusetts Medical Cannabis Center.

Professional Fees

Professional fees were approximately $170,000 and $118,000 for the three months ended March 31, 2019 and 2018, respectively. During the six months ended March 31, 2019 and 2018, the professional fees were approximately $299,000 and $270,000, respectively. The increase is due to an increase in consulting fees of approximately $98,000 offset with a decrease in legal fees of approximately $69,000.

General and Administrative Expenses

General and administrative expenses were approximately $305,000 and $357,000 for the three months ended March 31, 2019 and 2018, respectively. General and administrative expenses were approximately $517,000 and $792,000 for the six months ended March 31, 2019 and 2018, respectively. The decrease is primarily a result of the stock based compensation associated with the warrant granted to our lessor in the three months ended March 31, 2018.

Interest Income

Interest income was approximately $7,000 and $17,000 for the three months ended March 31, 2019 and 2018, respectively. Interest income was approximately $15,000 and $25,000 for the six months ended March 31, 2019 and 2018, respectively. The decrease is a result of the amended BASK note receivable.

Interest Expense

Interest expense was approximately $45,000 and $461,000 for the three months ended March 31, 2019 and 2018, respectively. Interest expense was approximately $230,000 and $1,253,000 for the six months ended March 31, 2019 and 2018, respectively. The decrease is primarily attributable to amortization of debt discounts during the three months ended December 31, 2017.

Net Operating Loss

We had a net loss of $(556,920) and $(922,268) for the three months ended March 31, 2019 and 2018, respectively. We had a net loss of $(1,095,428) and $(2,296,632) for the six months ended March 31, 2019 and 2018, respectively. The decrease in net loss is attributable to changes in operating expenses and interest income and expense, each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $14,204,969 and $13,109,541 at March 31, 2019, and September 30, 2018, respectively, and had a net loss of $1,095,428 for the six months ended March 31, 2019. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to generate revenue, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. Further, the amount due from WGP of $1,761,675 (before an allowance of $977,770) may not be collectible. On January 18, 2018, an arbitration panel awarded the Company $1,045,000 plus interest at the rate of 18% per year from April 18, 2015 to January 18, 2018 for $550,000. In addition to the principal and interest awarded of $1,595,000, the Company was also awarded its attorneys’ fees and arbitration fees. The Company has not collected on the award as of the filing date.

Management believes that the actions presently being taken to further implement its business plan and generate revenue provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of the Company’s strategy to generate revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenue. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Notes Payable

See Notes 4 the unaudited consolidated financial statements filed with this report for information concerning our notes payable

Analysis of Cash Flows

During the six months ended March 31, 2019, our net cash flows used in operations were $ 894,182 as compared to net cash flows used in operations of $1,567,590 for the six months ended March 31, 2018. The decrease is primarily due to the timing of working capital payments and amortization of debt discounts during the six months ended March 31, 2019.

Cash flows used in investing activities were $2,691,087 for the six months ended March 31, 2019, consisting primarily of additions to construction in progress and payments received on notes receivables. Cash flows used in investing activities were $19,272 for the six months ended March 31, 2018, consisting of additions to construction in progress.

Cash flows provided by financing activities were $1,339,501 for the six months ended March 31, 2019, consisting of common stock issued for cash and proceeds from the exercise of warrants. Cash flows provided by financing activities were $2,474,750 for the six months ended March 31, 2018, consisting of proceeds from notes payable, proceeds for exercises of stock options and payments on note payable.

We do not have any firm commitments from any person to provide us with any capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2019, we did not have any off balance sheet arrangements.

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICANN, INC.

Dated: May 15, 2019	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer