Form 10-Q
period 2019-06-30
AmeriCann, Inc.
filed 2019-08-19
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes ☐ No ☑

As of August 9, 2019, the registrant had 23,410,086 outstanding shares of common stock.

AmeriCann, Inc.

FORM 10-Q

TABLE OF CONTENTS

			PAGE NO.
PART I	FINANCIAL INFORMATION

	Item 1.	Unaudited Financial Statements:
		Consolidated Balance Sheets as of June 30, 2019 and September 30, 2018	3
		Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2019 and 2018	4
		Consolidated Statement of Changes in Stockholders' Equity for the nine months ended June 30, 2019 and 2018	5
		Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2019 and 2018	6
		Notes to Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION

	Item 6.	Exhibits	20

	SIGNATURES		21

Part I:  FINANCIAL INFORMATION

Item 1.      UNAUDITED Financial Statements

AMERICANN, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2019	September 30, 2018

Assets
Current Assets:
Cash and cash equivalents	$3,437	$198,144
Restricted cash	3,052	3,818,805
Current portion of prepaid land lease	57,959	57,959
Prepaid expenses and other current assets	2,500	7,470
Current portion of note receivable - related party	26,990	-
Total current assets	93,938	4,082,378

Construction in progress	6,387,566	1,681,382
Furniture and equipment (net of depreciation of $921 and $4,827)	1,842	5,794
Notes and other receivables (net of allowance of $977,770)	783,905	783,905
Note receivable - related party	127,789	176,764
Prepaid land lease and related deposits, net of current portion	2,680,618	2,724,088
Security deposit and other assets	3,110	3,110
Total assets	$10,078,768	$9,457,421

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$552,328	$268,065
Related party payables	26,783	-
Interest payable (including $25,993 and $12,742 to related parties)	55,500	46,605
Other payables	17,754	8,906
Notes payable (net of discount of $0 and $138,750)	615,490	521,250
Notes payable - related party (inclusive of premium of $9,650 and $0)	1,766,296	-
Total current liabilities	3,034,151	844,826

Notes payable - related party (inclusive of premium of $0 and $25,673)	-	1,782,319

Total liabilities	3,034,151	2,627,145

Commitments and contingencies - see Note 7

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 23,264,356 and 22,106,763 shares issued and outstanding as of June 30, 2019 and September 30, 2018, respectively	2,327	2,211
Additional paid in capital	21,803,504	19,937,606
Accumulated deficit	(14,761,214)	(13,109,541)
Total stockholders' equity	7,044,617	6,830,276

Total liabilities and stockholders' equity	$10,078,768	$9,457,421

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

Revenues:
Consulting fees	$-	$-	$-	$-
Total revenues	-	-	-	-

Operating expenses:
Advertising and marketing	37,832	9,300	98,878	13,049
Professional fees	273,621	67,819	572,864	337,934
General and administrative expenses	199,058	357,224	716,261	1,149,678
Total operating expenses	510,511	434,343	1,388,003	1,500,661

Loss from operations	(510,511)	(434,343)	(1,388,003)	(1,500,661)

Other income (expense):
Interest income	7,150	15,453	22,239	40,839
Interest expense	(19,449)	(830,204)	(182,573)	(2,009,192)
Other income (expense)	-	-	(3,030)	(2,861)
Interest expense - related party	(33,435)	(36,926)	(100,306)	(110,777)
Total other income (expense)	(45,734)	(851,677)	(263,670)	(2,081,991)
Net loss	$(556,245)	$(1,286,020)	$(1,651,673)	$(3,582,652)

Basic and diluted loss per common share	$(0.02)	$(0.07)	$(0.07)	$(0.18)

Weighted average common shares outstanding	23,005,753	19,447,377	22,858,359	19,396,514

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2017	-	$-	19,366,000	$1,937	$10,959,188	$(8,676,825)	$2,284,300
Stock-based compensation	-		-	-	171,307	-	171,307
Benefical conversion feature and warrants	-		-	-	1,487,438	-	1,487,438
Net loss	-		-	-	-	(1,374,364)	(1,374,364)
Balances, December 31, 2017	-	$-	19,366,000	$1,937	$12,617,933	$(10,051,189)	$2,568,681
Stock issued for options exercised	-	-	25,000	3	18,747	-	18,750
Stock-based compensation	-	-	-	-	135,354	-	135,354
Benefical conversion feature and warrants	-	-	-	-	810,000	-	810,000
Net loss	-	-	-	-	-	(922,268)	(922,268)
Balances, March 31, 2018	-	$-	19,391,000	$1,940	$13,582,034	$(10,973,457)	$2,610,517
Stock-based compensation	-				126,126	-	126,126
Stock issued for cash			304,054	30	922,382		922,412
Conversion of debt			535,161	54	802,687		802,741
Stock issued for warrants exercised	-	-	200,000	20	224,980	-	225,000
Net loss	-	-	-	-	-	(1,286,020)	(1,286,020)
Balances, June 30, 2018	-	$-	20,430,215	$2,044	$15,658,209	$(12,259,477)	$3,400,776

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2018	-	$-	22,106,763	$2,211	$19,937,606	$(13,109,541)	$6,830,276
Stock issued for cash, net	-	-	311,816	31	649,969	-	650,000
Conversion of debt	-	-	31,328	3	46,989	-	46,992
Stock issued for warrants exercised, net	-	-	308,000	31	395,469	-	395,500
Stock issued for services	-	-	25,000	3	64,997	-	65,000
Net loss	-	-	-	-	-	(538,508)	(538,508)
Balances, December 31, 2018	-	$-	22,782,907	$2,279	$21,095,030	$(13,648,049)	$7,449,260
Stock issued for cash, net	-	-	176,609	17	303,984	-	304,001
Conversion of debt	-	-	20,000	2	29,998	-	30,000
Stock issued for warrants exercised, net	-	-	25,000	3	24,997	-	25,000
Net loss	-	-	-	-	-	(556,920)	(556,920)
Balances, March 31, 2019	-	$-	23,004,516	$2,301	$21,454,009	$(14,204,969)	$7,251,341
Stock issued for cash, net	-	-	81,826	8	109,992	-	110,000
Conversion of debt	-	-	123,014	12	184,509	-	184,521
Stock issued for warrants exercised, net	-	-	55,000	6	54,994	-	55,000
Net loss	-	-	-	-	-	(556,245)	(556,245)
Balances, June 30, 2019	-	$-	23,264,356	$2,327	$21,803,504	$(14,761,214)	$7,044,617

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

consolidated STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,651,673)	$(3,582,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	922	11,218
Stock based compensation and option expense	65,000	432,787
Loss on disposal of land	-	2,861
Loss on disposal of fixed assets	3,030	-
Amortization of equity instruments issued to lessor	29,595	28,979
Amortization of debt discount/(premium)	123,217	1,840,745
Changes in operating assets and liabilities:
Interest receivable	-	(40,838)
Prepaid expenses	4,970	11,990
Accounts payable and accrued expenses	298,138	(536,217)
Related party payables	26,783	(10,000)
Interest payable	4,415	27,849
Interest payable - related party	25,993	(71,064)
Other payables	8,848	(8,997)
Net cash flows used in operations	(1,060,762)	(1,893,339)

Cash flows from investing activities:
Additions to construction in progress	(4,706,184)	(214,951)
Payments received on notes receivable	21,985	-
Net cash flows used in investing activities	(4,684,199)	(214,951)

Cash flows from financing activities:
Common stock issued for cash, net	1,064,001	922,412
Proceeds from note payable, net of financing costs	230,000	2,536,000
Proceeds from the exercise of warrants	475,500	225,000
Proceeds from the exercise of stock options	-	18,750
Principal payments on notes payable	(35,000)	(285,677)
Net cash flows provided by financing activities	1,734,501	3,416,485

Net increase (decrease) in cash, cash equivalents, and restricted cash	(4,010,460)	1,308,195

Cash, cash equivalents, and restricted cash at beginning of period	4,016,949	1,627

Cash, cash equivalents, and restricted cash at end of period	$6,489	$1,309,822

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$129,254	$322,438
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:

Proceeds from sale of land used to satisfy debt obligations	-	1,608,451
Debt discount related to warrants issued with debt and Beneficial Conversion Feature	-	2,297,438
Notes payable and interest converted into shares of stock	261,513	802,741

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

Basis of Presentation

The (a) consolidated balance sheet as of September 30, 2018, which has been derived from audited financial statements, and (b) the unaudited consolidated financial statements as of and for the nine months ended June 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on January 15, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2018 as reported in the Form 10-K have been omitted.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	June 30, 2019	September 30, 2018

Cash and cash equivalents	$3,437	$198,144
Restricted cash	3,052	3,818,805
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$6,489	$4,016,949

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

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $14,761,214 and $13,109,541 at June 30, 2019 and September 30, 2018, respectively, and had a net loss of $556,245 and $1,651,673, for the three and nine months ended June 30, 2019, respectively. Further, the amount due from Wellness Group Pharms (“WGP”) of $1,761,675 (before an allowance of $977,770) may not be collectible. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to generate revenue, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. On January 18, 2018, an arbitration panel awarded the Company $1,045,000 plus interest of $550,000 from WGP. In addition to the principal and interest awarded of $1,595,000, the Company was also awarded its attorneys’ fees and arbitration fees. Although there are no indicators to suggest that the amounts due from WGP will not be collectible, the Company has not collected on the award as of the filing date of this report.

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

NOTE 3. NOTES AND OTHER RECEIVABLES

Notes and other receivables as of June 30, 2019 and September 30, 2018, consisted of the following:

	June 30, 2019	September 30, 2018

Notes and other receivables from WGP, a licensed medical marijuana cultivator; $673,294 note secured by real and personal property of the borrower, interest rate of 18.0%; accrued consulting and legal fees of $206,675, construction advances of $332,357 and accrued interest of $549,349. Net of reserves of $977,770. All amounts are due and payable immediately.	783,905	783,905

Related party note receivable from BASK, a non-profit corporation, interest rate of 18.0%; monthly principal and interest payments of $4,422, maturing in 2023.	154,779	176,764

Less: Current portion	(26,990)	-

	$911,694	$960,669

The notes and other receivables from WGP are classified as long term due to ongoing disputes between the Company and WGP. The Company recently won an arbitration hearing against WGP, but will not reclassify the amounts from long-term until such time that actual payment is made or becomes known.

NOTE 4.  NOTES PAYABLE

On May 2, 2019, the Company borrowed $153,000 from an unrelated party. The loan bears interest at a rate of 12% and is due and payable on May 2, 2020. At any time on or before October 29, 2019 the Company may prepay the loan by paying the Lender the outstanding loan principal and accrued interest plus premiums ranging from 15% to 35%. After October 29, 2019, the Company may not repay the loan without the consent of the Lender. At any time after October 29, 2019, the full value of any unpaid principal is convertible into the Company’s common stock at a variable conversion price. The conversion price is equal to: (a) if the market price is greater than or equal to $1.50, the greater of (1) the variable conversion price (defined as market price multiplied by 65 percent) and (2) $1.00, and (b) if the market price is less than $1.50, the lesser of (1) the variable conversion price and (2) $1.00.

On May 21, 2019, the Company borrowed $83,000 from an unrelated party. The loan bears interest at a rate of 12% and is due and payable on May 21, 2020. Any amount not paid when due will bear interest at 22%. At any time after November 17, 2019, any unpaid principal is convertible into the Company’s common stock at a conversion price equal to: (a) if the market price is greater than or equal to $1.50, the greater of (1) the variable conversion price (defined as market price multiplied by 65 percent) and (2) $1.00, and (b) if the market price is less than $1.50, the lesser of (1) the variable conversion price and (2) $1.00.

The Company recorded debt discounts of $6,000 on the above notes of which $490 was amortized during the nine months ended June 30, 2019.

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

All debt discounts are being recognized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts were $51,749 and $645,768 for the nine months ended June 30, 2019 and 2018, respectively.

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

In May 2019, loans in the principal amount of $150,000 were converted into 100,000 shares of common stock. In addition, interest payable in the amount of $19,521 was converted into 13,014 shares.

In April 2019, loans in the amount of $15,000 were converted to 10,000 shares of common stock.

All debt discounts are being recognized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts were $87,001 and $405,000 for the nine months ended June 30, 2019 and 2018, respectively.

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

Accrued interest on these notes payable was $0 and $12,742 at June 30, 2019 and September 30, 2018, respectively.

In connection with the debt modification agreement, we issued SCP warrants to purchase 800,000 shares of our common stock, exercisable at a price of $1.50 per share, and warrants to purchase an additional 800,000 shares of common stock, exercisable at a price of $3.00 per share. Both sets of warrants expire on June 30, 2020. We allocated the relative fair values to the warrants, stock options, and convertible debt, as determined by the Black Scholes option pricing model. Based on the Black Scholes option pricing model, a net debt premium of $72,651 was allocated to the warrants which are reflected in additional paid-in-capital. The debt premium is being amortized on a straight-line basis over the term of the notes. At June 30, 2019, the outstanding principal on these notes was $1,756,646, and the unamortized debt premium was $9,650. Amortization of debt premium was $16,023 for the nine months ended June 30, 2019 and 2018.

NOTE 5. RELATED PARTY TRANSACTIONS

Strategic Capital Partners. At June 30, 2019 and September 30, 2018, we had outstanding notes payable to SCP of $1,766,296 and $1,782,319, respectively.

Interest expense was $33,435 and $36,926 for the three months ended June 30, 2019 and 2018, respectively; and $100,306 and $110,777 for the nine months ended June 30, 2019 and 2018, respectively. Interest payable – related party of $25,993 and $12,742 was included in the accompanying consolidated balance sheets at June 30, 2019 and September 30, 2018, respectively. We made interest payments of $12,783 during the quarter ended June 30, 2019, and $103,078 during the nine months ended June 30, 2019.

During the nine months ended June 30, 2019, the Company incurred $90,000 of consulting expenses with SCP of which approximately $26,800 remains outstanding as of June 30, 2019.

In October 2018, the Company paid SCP $30,000 to reimburse SCP for travel expenses incurred on the Company’s behalf.

In October 2018, the Company issued 65,000 shares of stock in exchange for consulting services.

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

Pursuant to the agreements, we agreed to provide BASK with financing for construction and working capital required for BASK’s approved dispensary and cultivation center in Fairhaven, MA. The financing accrued interest of 18% until 6-months after BASK opened its dispensary at which point the financing would be repaid over a five-year term at 18%.

On August 15, 2018, which was 6-months after the first sales by BASK, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 with a payment schedule created for the 5 years with 18% interest as stipulated in the original agreement. The outstanding balance was $154,779 and $176,764 as of June 30, 2019 and September 30, 2018, respectively. As of June 30, 2019, there is additional interest income of $22,239.

For a three- year period beginning April 1, 2016, we agreed to consult with BASK in the design, construction and operation of the Fairhaven facility. BASK will owe us $10,000 each month for these consulting services, but is not required to pay until nine months after generating certain revenues. Although the DPH has approved our agreement with BASK relating to the development and lease terms of the MCCC, the actual lease agreement with BASK has not been finalized or approved by the DPH. We will need to secure significant capital to provide the financing to BASK.

NOTE 6. LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net loss attributable to common stockholders	$(556,245)	$(1,286,020)	$(1,651,673)	$(3,582,652)

Basic weighted average outstanding shares of common stock	23,005,753	19,447,377	22,858,359	19,396,514
Dilutive effects of common share equivalents	-	-	-	-
Dilutive weighted average outstanding shares of common stock	23,005,753	19,447,377	22,858,359	19,396,514

Basic and diluted net loss per share of common stock	$(0.02)	$(0.07)	$(0.07)	$(0.18)

As of June 30, 2019, we have excluded 150,000 of stock options and 9,090,650 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive. As of June 30, 2018, we have excluded 180,000 of stock options and 9,415,000 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Officer Employment Agreement. On March 25, 2014, the Company entered into an employment agreement with Mr. Keogh. The agreement: (i) had an initial term of three years; (ii) required Mr. Keogh to devote at least 50% of his time to the Company and; (iii) provided that the Company would pay Mr. Keogh $12,000 per month during the term of the agreement. In connection with this employment agreement the Company granted Mr. Keogh shares of common stock and options.  This agreement has expired but the terms are continuing on a month to month basis.

MMCC. On January 14, 2015, we entered into an agreement to purchase a 52.6 acre parcel of undeveloped land in Freetown, Massachusetts. The property is located approximately 47 miles southeast of Boston. We plan to develop the property as the MMCC. Plans for the MMCC include the construction of sustainable greenhouse cultivation and processing facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program. We paid the seller $100,000 upon the signing of the agreement which amount was applied toward the purchase price at the closing of the sale of the land.

Between August 2015 and September 2016, there were several amendments to the Agreement to extend the closing date to October 14, 2016. As consideration for the extensions, the Company, agreed to increase the purchase price to $4,325,000 and paid the seller $725,000, which was applied to the purchase price of the land when the property was purchased. As of September 30, 2016, the Company had paid $925,000 that was to be applied to the purchase price of the land at closing. On October 17, 2016, the Company closed on the land purchase via a sales-leaseback transaction. See ‘Operating Leases’ below for additional information.

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

Under the terms of the lease, the Company had nine (6) months to obtain $2.6 million in capital funding for the construction of the first phase building. In the event that the Company was unable to raise these funds within the nine (6) month period, the Company had an additional nine (6) month period to do so; provided, that the Company has paid accrued lease payments and closing costs. If the Company was then unable to raise these funds on or before twelve (12) months from October 17, 2016, the lease would terminate. On October 17, 2017, the lease agreement was amended to provide that the Company will have until 16 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $1.50 per share. The warrant can be exercised at any time on or after October 17, 2017 and on or before October 17, 2022. In February and April, 2018, the lease agreement was amended to provide that the Company will have until 20 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP a warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant can be exercised at any time on or before October 17, 2022. The Company recognized an expense of $0 and $0 during the three and nine months ended June 30, 2019, respectively, related to those warrants. The Company recognized an expense an expense of $0 and $171,307 during the three and nine months ended June 30, 2018, respectively. In July 2018, the Company fulfilled the $2.6 million capital funding commitment.

The Company received a credit for the $925,000 paid towards the purchase price of the land in the form of discounted lease payments. For the initial fifty (50) year term of the lease, the lease payments will be reduced by $1,542 each month

In connection with the sale of the property to MMP and the lease, the Company and MMP entered into a Share Purchase Agreement pursuant to which the Company issued to MMP 100,000 shares of its common stock at par value of $0.0001 (“Common Stock”), and a warrant to purchase up to 3,640,000 shares of Common Stock at an exercise price of $1.00 per share. The warrant can be exercised at any time on or before October 17, 2020. The warrant does not contain a cashless exercise provision. The fair value of the warrant was established using the Black Scholes option pricing model using the following assumptions:

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

The lease expense, which includes the amortization related to the prepaid land lease and office space, was $99,865 for each of the three months ended June 30, 2019 and 2018 and $199,730 for each of the nine months ended June 30, 2019 and 2018. At June 30, 2019, the future rental payments required under this lease are $85,374 for the remainder of fiscal 2019, $341,496 for fiscal years 2020 through 2023, and $14,684,528 thereafter.

On June 26, 2019 the expiration date of warrants to purchase 3,640,000 shares of common stock was extended to October 17, 2021.

Office space

In January 2018 the Company's offices moved to 1550 Wewatta St, Denver, CO 80202. The Company leases this new space on a month-to-month basis at a rate of $1,230 per month. Lease expense for office space was $3,801 and $3,690 for the three months ended June 30, 2019 and 2018, respectively and $11,544 and $20,590 for the nine months ended June 30, 2019 and 2018, respectively.

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

During the year ended September 30, 2018, the Company submitted Put Notices for a total of 447,801 shares and received $1,222,412 from the sale of the shares to Mountain States.

During the nine months ended June 30, 2019, the Company submitted Put Notices for the total of 570,251 shares and received $1,064,001 from the sale of these shares to Mountain States.

In October 2018, the Company issued 65,000 shares for stock in exchange for consulting services.

Stock Options. There was no stock option activity for the nine months ended June 30, 2019. Stock option details are as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding as of September 30, 2018	150,000	$2.21	2.9	$-
Outstanding as of June 30, 2019	150,000	$2.50	2.1	$-
Vested and expected to vest at June 30, 2019	150,000	$2.50	2.1	$-
Exercisable at June 30, 2019	150,000	$2.50	2.1	$-

There was no stock-based compensation expense associated with stock options for the three and nine months ended June 30, 2019 and 2018. At June 30, 2019, there is no remaining unrecognized stock-based compensation associated with stock options.

Warrants. Warrant activity as of and for the nine months ended June 30, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding as of September 30, 2018	9,478,650	$1.55	2.6
Exercised	(388,000)	1.23
Outstanding as of June 30, 2019	9,090,650	$1.56	2.2	$1,048,003
Exercisable at June 30, 2019	5,450,650	$1.94	2.1	$247,203

During the nine months ended June 30, 2019, the Company issued 388,000 shares upon the exercise of warrants for total proceeds of $475,500.

NOTE 9. INCOME TAXES

We did not record any income tax expense or benefit for the three or nine months ended June 30, 2019 or 2018. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of June 30, 2019 and 2018.

As of June 30, 2019, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2018.

NOTE 10. SUBSEQUENT EVENTS

As part of the existing agreement with MSC, on July 15, 2019, the Company submitted Put Notices on the Equity Line for a total of 65,000 shares for $65,000 in cash.

On August 2, 2019 the Company borrowed $4,000,000 from an unrelated third party. The loan was evidenced by a note which bears interest at the rate of 11% per year, is due and payable on August 1, 2022 and is secured by a first lien on Building 1 at the Company’s Massachusetts Cannabis Center.

The note holder also received a warrant which allows the holder to purchase 600,000 shares of the Company’s common stock at a price of $1.50 per share. The warrant will expire on the earlier of (i) August2, 2024 or (ii) twenty days after written notice of the holder that the daily Volume Weighted Average Price of the Company’s common stock was at least $4.00 for twenty consecutive trading days and the average daily volume of trades of the Company’s common stock during the twenty trading days was at least 150,000 shares.

As part of the existing agreement with MSC, on August 7, the Company submitted Put Notices on the Equity Line for a total of 80,430 shares for $82,000 in cash.

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

SIGNIFICANT ACCOUNTING POLICIES

There were no changes in our significant accounting policies and estimates during the three and nine months ended June 30, 2019 from those set forth in our Annual Report on Form 10-K for the year ended September 30, 2018 filed on January 15, 2019.

RESULTS OF OPERATIONS

Advertising and Marketing Expenses

Advertising and marketing expenses were approximately $38,000 and $9,300 for the three months ended June 30, 2019 and 2018, respectively. During the nine months ended June 30, 2019 and 2018, the advertising and marketing expenses were approximately $99,000 and $13,000, respectively. The increase is due to more advertising and marketing activities, as the Company is shifting its focus to the planning and development of the first phase building of the Massachusetts Medical Cannabis Center.

Professional Fees

Professional fees were approximately $274,000 and $68,000 for the three months ended June 30, 2019 and 2018, respectively. During the nine months ended June 30, 2019 and 2018, the professional fees were approximately $573,000 and $338,000, respectively. The increase is due to an increase in consulting fees of approximately $286,000 offset with a decrease in legal fees of approximately $22,000.

General and Administrative Expenses

General and administrative expenses were approximately $199,000 and $357,000 for the three months ended June 30, 2019 and 2018, respectively. General and administrative expenses were approximately $716,000 and $1,150,000 for the nine months ended June 30, 2019 and 2018, respectively. The increase is primarily due to the compensation expense associated with the modification of warrants.

Interest Income

Interest income was approximately $7,000 and $15,000 for the three months ended June 30, 2019 and 2018, respectively. Interest income was approximately $22,000 and $41,000 for the nine months ended June 30, 2019 and 2018, respectively. The decrease is a result of the amended BASK note receivable.

Interest Expense

Interest expense was approximately $53,000 and $867,000 for the three months ended June 30, 2019 and 2018, respectively. Interest expense was approximately $283,000 and $2,120,000 for the nine months ended June 30, 2019 and 2018, respectively. The decrease is primarily attributable to amortization of debt discounts during the three and nine months ended June 30, 2018.

Net Operating Loss

We had a net loss of $(556,245) and $(1,286,020) for the three months ended June 30, 2019 and 2018, respectively. We had a net loss of $(1,651,673) and $(3,582,652) for the nine months ended June 30, 2019 and 2018, respectively. The decrease in net loss is attributable to changes in operating expenses and interest income and expense, each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $14,761,214 and $13,109,541 at June 30, 2019, and September 30, 2018, respectively, and had a net loss of $1,651,673 for the nine months ended June 30, 2019. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to generate revenue, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. Further, the amount due from WGP of $1,761,675 (before an allowance of $977,770) may not be collectible. On January 18, 2018, an arbitration panel awarded the Company $1,045,000 plus interest of $550,000 from WGP. In addition to the principal and interest awarded of $1,595,000, the Company was also awarded its attorneys’ fees and arbitration fees. The Company has not collected on the award as of the filing date.

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

Notes Payable

See Notes 4 the unaudited consolidated financial statements filed with this report for information concerning our notes payable

Analysis of Cash Flows

During the nine months ended June 30, 2019, our net cash flows used in operations were $ 1,060,762 as compared to net cash flows used in operations of $1,893,339 for the nine months ended June 30, 2018. The decrease is primarily due to the timing of working capital payments, amortization of debt discounts and stock-based compensation expense in the nine months ended June 30, 2018.

Cash flows used in investing activities were $4,684,199 for the nine months ended June 30, 2019, consisting primarily of additions to construction in progress and payments received on notes receivables. Cash flows used in investing activities were $214,951 for the nine months ended June 30, 2018, consisting of additions to construction in progress.

Cash flows provided by financing activities were $1,734,501 for the nine months ended June 30, 2019, consisting of common stock issued for cash, proceeds from the exercise of warrants and proceeds from a note payable. Cash flows provided by financing activities were $3,416,485 for the nine months ended June 30, 2018, consisting of proceeds from notes payable, proceeds for exercises of warrants and stock options and payments on note payable.

On August 2, 2019 the Company borrowed $4,000,000 from an unrelated third party. The loan was evidenced by a note which bears interest at the rate of 11% per year, is due and payable on August 1, 2022 and is secured by a first lien on Building 1 at the Company’s Massachusetts Cannabis Center.

The note holder also received a warrant which allows the holder to purchase 600,000 shares of the Company’s common stock at a price of $1.50 per share. The warrant will expire on the earlier of (i) August2, 2024 or (ii) twenty days after written notice of the holder that the daily Volume Weighted Average Price of the Company’s common stock was at least $4.00 for twenty consecutive trading days and the average daily volume of trades of the Company’s common stock during the twenty trading days was at least 150,000 shares.

We do not have any firm commitments from any person to provide us with any capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2019, we did not have any off balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective for the following reasons:

●	a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP,
●	limited or no segregation of duties, and
●	lack of independent directors.

We are currently in the process of evaluating the steps necessary to remediate these material weaknesses.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICANN, INC.

Dated: August 19, 2019	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer