Form 10-K
period 2019-09-30
AmeriCann, Inc.
filed 2020-01-14
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

Issuer’s telephone number, including area code: (303) 862-9000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol	on which registered

N/A	N/A	N/A

Securities registered under section 12(g) of the Exchange Act: Common Stock, ($0.001 Par Value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,  and will not be contained,  to the best of Registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2019, was approximately $23,356,000.

As of December 31, 2019, the registrant had 23,504,820 outstanding shares of common stock.

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

AmeriCann’s flagship project is the Massachusetts Cannabis Center. The Massachusetts Cannabis Center (“MCC”) is being developed on a 52-acre parcel located in Southeastern Massachusetts. AmeriCann’s MCC project is permitted for 987,000 sq. ft. of cannabis cultivation and processing infrastructure, which is being developed in phases to support both the existing medical cannabis and the newly emerging adult-use cannabis marketplace.

The first phase of the million square foot project, Building 1, a 30,000 square foot cultivation and processing facility, is complete and the building is currently 100% leased by a vertically-integrated Massachusetts cannabis company.

See “Massachusetts Cannabis Center” below for more information.

The expanding cannabis industry requires extensive real estate to meet the growing needs of the market for cannabis products. AmeriCann assists our Preferred Partners with the identification, design, permitting, acquisition, development and operation of scalable infrastructure to cultivate and to dispense medical cannabis in regulated markets.

Massachusetts Cannabis Center

On October 17, 2016, we closed on the acquisition of the 52.6-acre parcel of undeveloped land in Freetown, Massachusetts. The property is located approximately 47 miles southeast of Boston. We are developing the property as the Massachusetts Cannabis Center (“MCC”).

As part of a simultaneous transaction, we assigned the property rights to MMP for a nominal fee and entered a lease agreement pursuant to which MMP agreed to lease the property to us for an initial term of fifty (50) years. We have the option to extend the term of the lease for four (4) additional ten (10) year periods. The lease is a triple net lease, with the Company paying all real estate taxes, repairs, maintenance and insurance.

The lease payments are the greater of (a) $30,000 per month; (b) $0.38 per square foot per month of any structure built on the property; or (c) 1.5% of all gross monthly sales of products sold by the Company, any assignee of the Company, or any subtenant of the Company. The lease payments will be adjusted up (but not down) every five (5) years by any increase in the Consumer Price Index.

We received a credit for the $925,000 paid towards the purchase price of the land in the form of discounted lease payments. For the initial fifty (50) year term of the lease, the lease payments are reduced by $1,542 each month.

In connection with the sale of the property to MMP and the lease, we entered into a Share Purchase Agreement pursuant to which we issued to MMP 100,000 shares of our common stock, and a warrant to purchase up to 3,640,000 shares of common stock at an exercise price of $1.00 per share. The warrant can be exercised at any time on or before October 17, 2021. The warrant does not contain a cashless exercise provision.

Under the terms of the lease, we had six (6) months to obtain $2.6 million in capital funding for the construction of the first phase building. In the event that the Company was unable to raise these funds within the six (6) month period, the Company had an additional six (6) month period to do so; provided, that the Company has paid accrued lease payments and closing costs. If the Company was then unable to raise these funds on or before twelve (12) months from October 17, 2016, the lease would terminate. On October 17, 2017, the lease agreement was amended to provide that the Company will have until 16 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $1.50 per share. The warrants can be exercised at any time on or after October 17, 2017 and on or before October 17, 2022. In February and April, 2018, the lease agreement was amended to provide that the Company will have until 20 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP warrants to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants can be exercised at any time on or before October 17, 2022. The Company recognized an expense of $0 during the three months ended December 31, 2018 related to those warrants. In July 2018, the Company fulfilled the $2.6 million capital funding commitment.

The MCC, is a one million square foot sustainable greenhouse facility in Freetown, Mass which we are developing. Plans for the MCC include the construction of sustainable greenhouse cultivation and processing facilities that will be leased to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana and Adult Use Programs. Once fully developed, the MCC design calls for a research facility, a training center, corporate offices, a quality-assurance laboratory, and a facility for manufacturing cannabis-infused food, nutraceuticals and consumer packaged cannabis goods. We intend to open similar facilities in states in which cannabis is legal for medical and adult use.

The Town of Freetown Planning Board has approved our site plan application for the MCC. The site plan application requested 977,000 square feet of infrastructure for medical marijuana cultivation, processing, testing and associated administration in Freetown's Industrial Park.

We have a Host Community Agreement in place with the Town of Freetown for Building 2 and have initiated the application process to receive provisional licenses from the Massachusetts Cannabis Control Commission for a Marijuana Product Manufacturing and Marijuana Cultivation license.

We are developing MCC in phases that will consist of three different buildings. The buildings have been approved for the following approximate sizes:

Building 1: 30,000 square feet

Building 2: 345,000 square feet

Building 3: 600,000 square feet.

Building 1 is a state-of-the-art greenhouse cultivation facility which received a Certificate of Occupancy in August, 2019.

On July 26, 2019 we entered into a Triple Net Lease for Building 1 with BASK, Inc. ("BASK"), a related party. Building 1, an Adult-Use and Medical cannabis cultivation and processing facility, is the first phase of the MCC and is scheduled for occupancy in August of 2019. BASK is licensed by the Massachusetts Cannabis Control Commission to cultivate, process and sell medical marijuana.

The 15-year lease for Building 1 with BASK will provide a Revenue Participation Fee to us of 15% of all gross monthly sales of cannabis, cannabis-infused products and non-cannabis products produced at Building 1. The facility is projected to annually produce 7,500 pounds of dry flower cannabis and over 400,000 units of infused product.

We project a 1.5 year payback on our investment in Building 1 of approximately $7,500,000.

Building 2 is the next phase of the MCC development. In conjunction with our architect RKB Architects, Inc., we updated the design to include the following three distinct units for Building 2:

Unit A: 184,720 square foot cultivation facility

Unit B: 118,580 square foot cultivation facility.

Unit C: 40,178 square foot centralized processing and product manufacturing

We have expanded our business model ad plan to occupy Unit B. Unit B will be designed as a 118,580 square foot cannabis cultivation facility and will meet all canopy limits prescribed by the Massachusetts Cannabis Control Commission. We plan to apply for Marijuana Product Manufacturing and Cultivation licenses to produce bulk and prepackaged dry flower cannabis at Unit B. The byproduct, or trim, of the dry flower will be extracted by us and the oil will be used in the production of infused products.

Unit C is being designed as a large-scale, GMP Certified cannabis product manufacturing facility. We plan to occupy Unit C and produce branded cannabis beverages, vaporizer products, edible products, non-edible products and concentrates. Our operation of Unit C may provide an essential service for all of MCC's future occupants, as well as licensed cannabis cultivators throughout Massachusetts.

Unit A will be developed as a future phase of construction.

We intend to enter into agreements with other licensed cannabis businesses in Massachusetts to occupy space in the MCC. We will generate revenue through lease arrangements with the operators that include base rents and royalty payments up to 15% of gross revenue generated from products produced at the MCC.

Through our wholly owned subsidiary, AmeriCann Brands, Inc., we plan to secure licenses from the Massachusetts Cannabis Control Commission to provide extraction and product manufacturing support to the entire MCC project, as well as to other licensed cannabis farmers throughout regulated markets.

We plan to replicate the brands, technology and innovations developed at the MCC to new markets as a multi-state operator.

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

As of December 31, 2019, 33 states and the District of Columbia allow their citizens to use Medical Marijuana. Additionally, 10 states and the District of Columbia have legalized cannabis for recreational use by adults. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Trump administration has indicated that it is not opposed to the legalization of marijuana. Any change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal government or the enactment of new and more restrictive laws.

Competition

Currently, there are a number of other companies that are involved in the marijuana industry, many of which we consider to be our competition. Many of these companies provide services similar to those which we provide or plan to provide.  We expect that other companies will recognize the value of serving the marijuana industry and become our competitors.

General

We were incorporated in Delaware on June 25, 2010.

Our offices are located at 1550 Wewatta St, Denver, CO 80202. We lease this space on a month-to-month basis at a rate of $1,230 per month.

As of December 31, 2019, we had four full time employees, that being Timothy Keogh, our Chief Executive Officer, Benjamin Barton, Chief Financial Officer, Doug Carr, VP of Sales & Development and Jane Roach, our Office Manager.  As of September 30, 2019, Mr. Keogh was spending approximately 90% of his time on our business, Mr. Barton was spending approximately 95% of his time on our business, Doug Carr was spending approximately 100% of his time on our business and Jane Roach was spending approximately 100% of her time on our business.

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

Our common stock is quoted on the OTCQB under the trading symbol “ACAN”. Shown below is the range of high and low closing prices for our common stock as reported by the OTCQB for the periods presented:

Quarter Ended	High	Low

December 31, 2017	$4.90	$1.64
March 31, 2018	$5.10	$1.94
June 30, 2018	$4.58	$1.72
September 30, 2018	$3.52	$2.05

December 31, 2018	$3.25	$1.75
March 31, 2019	$2.07	$1.80
June 30, 2019	$1.85	$1.09
September 30, 2019	$1.26	$0.93

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

As of December 31, 2019, we had 140 shareholders of record and 23,504,820 outstanding shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Total Revenues

During the year ended September 30, 2019, we generated $11,564 in revenue, as compared to $0 for the year ended September 30, 2018. The increase in revenues is due to the rental revenue in September due to completion of Building 1.

Advertising and Marketing Expenses

Advertising and marketing expenses were $126,993 for the year ended September 30, 2019, as compared to $36,539 for the year ended September 30, 2018. The increase is due to more advertising and marketing activities, as the Company is shifting its focus to the planning and development of the first phase building of the Massachusetts Cannabis Center.

Professional Fees

Professional fees were $866,116 for the year ended September 30, 2019, as compared to $554,673 for the year ended September 30, 2018. The increase in professional fees is primarily due to additional consulting fees and legal fees.

General and Administrative Expenses

General and administrative expenses were $1,626,596 for the year ended September 30, 2019, as compared to $1,438,215 for the year ended September 30, 2018.  The increase is attributable primarily to higher stock compensation expense in fiscal year 2019.

Provision for Doubtful Accounts

Provision for doubtful accounts was $783,905 for the year ended September 30, 2019, as compared to $0 for the year ended September 30, 2018. The increase is due to an additional reserve on the WGP receivable.

Interest Income

Interest income was $29,109 for the year ended September 30, 2019, as compared to $45,028 for the year ended September 30, 2018. The decrease is attributable to the note receivable from BASK (formerly Coastal Compassion Inc.).

Interest Expense

Interest expense was $560,591 for the year ended September 30, 2019, as compared to $2,445,456 for the year ended September 30, 2018. The decrease is primarily attributable to the amortization of debt discounts associated with the convertible debt offering in 2018.

Loss on extinguishment of debt

On September 30, 2019, we recognized  loss on extinguishment of debt of $977,110 representing the fair value of 1,500,000 warrants issued as part of the loan amendment and modification.

Net Loss

We had a net loss of $4,903,668 for the year ended September 30, 2019, as compared to a net loss of $4,432,716 for the year ended September 30, 2018. The decrease in net loss is attributable to changes in revenues, operating expenses, interest income and expense, and impairment loss, each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

Loans

On August 2, 2019 we secured a $4,000,000 investment from an unrelated third party in the form of a loan. The loan was evidenced by a note which bears interest at the rate of 11% per year, is due and payable on August 2, 2022 and is secured by a first lien on Building 1 at the MCC.

The note holder also received a warrant which allows the holder to purchase 600,000 shares of the Company’s common stock at a price of $1.50 per share. The warrant will expire on the earlier of (i) August 2, 2024 or (ii) twenty days after written notice of the holder that the daily Volume Weighted Average Price of the Company’s common stock was at least $4.00 for twenty consecutive trading days and the average daily volume of trades of the Company’s common stock during the twenty trading days was at least 150,000 shares. GVC Capital LLC acted as placement agent for this transaction.

On September 30, 2019, we amended and modified two notes payable due to Strategic Capital Partners, LLC, a company controlled by Benjamin J. Barton, one of our officers and directors with balances of $1,000,000 and $756,646 into one note, in the principal amount of $1,756,646, bearing interest of 9% per year and maturing on December 31, 2022. Additionally, the conversion option in the first note was eliminated. The new note is secured by all amounts due from Wellness Group Pharms or its affiliates. As additional consideration for the modification of the notes, the note holders also received warrants to purchase 1,500,000 shares of the Company's common stock. The warrants are exercisable at a price of $1.25 per share and expire on December 31, 2022. The fair value of the 1,500,000 warrants was $977,110 and was recognized as loss on extinguishment of debt.

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

We borrowed a total of $236,000 from an unrelated party. The loans bore an interest rate of 12% per year and were due one year from the borrowing date. This was repaid during the year prior to the due dates. The Company incurred debt issuance costs of $6,000 related to these loans.

Sale of Common Stock and Warrants

On November 7, 2016, we sold 2,000,000 Units at a price of $1.00 per Unit. The Units were sold in a private offering to a group of accredited investors. Each Unit consisted of one share of our common stock and one Series I Warrant. Each Series I Warrant allows the Holder to purchase one share of our common stock at a price of $3.00 per share at any time on or before November 4, 2020. The proceeds from the placement were used for the MCC development, and for general corporate purposes. During 2018, to encourage holders to exercise their Series I Warrants, we agreed to issue one Series IX Warrant to each person that exercised a Series I warrant on or before July 10, 2018. Each Series IX Warrant is exercisable at a price of $1.00 per share at any time on or before July 10, 2021. A total of 1,273,000 Series I Warrants were exercised (resulting in proceeds of $3,819,000) and we issued 1,273,000 shares of its common stock (as a result of the exercise of the Series I Warrants) and 1,273,000 Series IX Warrants to the persons that exercised the Series I Warrants.

During June 2017, we sold 185,000 Units at a price of $2.00 per Unit. The Units were sold in a private offering to a group of accredited investors. Each Unit consisted of one share of our common stock and one Series V Warrant. Each Series V Warrant allows the Holder to purchase one share of our common stock at a price of $5.00 per share at any time on or before May 18, 2021. The relative fair value of the warrants issued was approximately 48% of the proceeds received. The offering provided us with $370,000 in gross proceeds and the potential for an additional $925,000 in proceeds with the exercise of the Series V Warrants. As of September 30, 2019, none of the Series V Warrants had been exercised.

During the year ended September 30, 2019, we converted debt and interest of $261,513 into 174,342 shares of common stock.

During the year ended September 30, 2018, we converted debt and interest of $1,192,445 into 794,962 shares of common stock.

During the year ended September 30, 2019, we issued 119,734 shares of stock for services valued $154,998.

During the year ended September 30, 2018, we issued 25,000 shares of common stock and received $18,750 as a result of the exercise of stock options. These options were fully vested and expensed at the time of exercise.

Equity line agreement

On December 12, 2017, we entered into an amended and restated equity line agreement with Mountain States Capital, LLC (MSC). Under the equity line agreement, MSC agreed to provide us with up to $10,000,000 of funding through the purchase of shares of the Company's common stock.

The equity line agreement terminated in August 2019.

During the year ended September 30, 2019, we submitted Put Notices for a total of 715,981 shares and received $1,211,000 from the sale of these shares.

During the year ended September 30, 2018, we submitted Put Notices for a total of 447,801 shares and received $1,222,412 from the sale of these shares.

Contractual obligations

The Company leases land under an operating lease commencing October 17, 2016, for an initial term of fifty (50) years and. We have the option to extend the term of the lease for four (4) additional ten (10) year periods. The lease is a triple net lease, with the Company paying all real estate taxes, repairs, maintenance and insurance. The lease payments are the greater of (a) $30,000 per month; (b) $0.38 per square foot per month of any structure built on the property; or (c) 1.5% of all gross monthly sales of products sold by the Company, any assignee of the Company, or any subtenant of the Company. The Company received a credit for the $925,000 paid towards the purchase price of the land in the form of discounted lease payments. For the initial fifty (50) year term of the lease, the lease payments are reduced by $1,542 each month. The lease expense was $399,459 and $399,459 for the years ended September 30, 2019 and 2018, respectively.

At September 30, 2019, the future rental payments required under operating lease are as follows:

Fiscal year
2020	$341,496
2021	341,496
2022	341,496
2023	341,496
2024	341,496
Thereafter	14,343,032
Total	$16,050,512

Analysis of Cash Flows

During the year ended September 30, 2019, our cash flows used in operations were $2,188,594 as compared to net cash used in operations of $2,403,321 for the year ended September 30, 2018. The decrease is primarily due to a decrease in the change of net working capital (including accounts payable, interest payable, interest receivable, and other) of $761,837, partially offset by an increase in net loss of 470,952, and a decrease in non-cash transactions (including amortization of debt discount, extinguishment of debt, provision for doubtful account, stock based compensation, and stock issued for services) of $290,276.

Cash flows used in investing activities were $5,861,793 for the year ended September 30, 2019, consisting primarily of additions to construction in progress. Cash flows used in investing activities was $712,702 for the year ended September 30, 2018, consisting primarily of additions to construction in progress.

Cash flows provided by financing activities were $5,325,500 for the year ended September 30, 2019, consisting primarily of net proceeds from note payable, the exercise of warrants and stock options and proceeds from common stock issued for cash, partially offset by payments on notes payable. Cash flows provided by financing activities was $7,131,345 for the year ended September 30, 2018, consisting primarily of net proceeds from the exercise of warrants and stock options and proceeds from convertible notes payable, partially offset by payments on notes payable.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $18,013,209 and $13,109,541 at September 30, 2019 and 2018, respectively, and had a net loss of $4,903,668 for the year ended September 30, 2019. Further, the amount due from WGP of $1,761,675 (before an allowance of $1,761,675) may not be collectible. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. On January 18, 2018, the arbitration panel awarded the Company $1,045,000 plus interest at the rate of 18% per year from April 18, 2015 to March 18, 2018 for $550,000. In addition to the principal and interest awarded of $1,595,000, the Company was also awarded its attorneys’ fees and arbitration fees. The Company has not collected on the award as of the filing date of this report.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions made by management are valuation of equity instruments, deferred tax asset valuation and allowance and collectability of long-lived assets. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.  See Note 4 in the Notes to the Consolidated Financial Statements included as part of this report for a discussion of our provision for doubtful accounts for amount amounts owed from WGP.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the consolidated financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2019 and 2018, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

For federal tax purposes, our 2017 through 2019 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Concentration of Credit Risks and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, notes receivables, deposits, tenant receivables and notes receivable. We place our cash with high credit quality financial institutions. As of September 30, 2019, we had outstanding notes receivable of $148,763 and a tenant receivable of $11,564 with BASK (formerly Coastal Compassion Inc), a related party, and a note and a receivable in the amount of $1,761,675 with WGP (exclusive of provision for doubtful accounts of $1,761,675).  See Note 4 for a discussion of our provision for doubtful accounts for amounts owed from WGP.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. We had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. We had no financial assets or liabilities carried and measured on a recurring basis during the reporting periods. The carrying value of short-term financial instruments, including cash, tenant and note receivable, accounts payable and accrued expenses, and short-term borrowings approximate fair value due to the relatively short period to maturity for these instruments. The long-term borrowings approximate fair value since the related rates of interest approximates current market rates.

Derivative Liabilities

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each consolidated balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. We determined that none of our financial instruments meet the criteria for derivative accounting as of September 30, 2019 and 2018.

Long-Lived Assets

Our long-lived assets consisted of property, equipment and real estate and are reviewed for impairment in accordance with the guidance of the Topic ASC Topic 360, Property, Plant, and Equipment, and ASC Topic 205, Presentation of Consolidated Financial Statements. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairment losses recognized for the years ended September 30, 2019 and 2018.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment begins in the month following the month when the asset is placed into service and is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to twenty years. Land is classified as held for sale when management has the ability and intent to sell, in accordance with ASC Topic 360-45.

Construction in progress (CIP)

CIP consists of initial costs associated with construction of manufacturing facilities, including material, equipment and interest expenses. When CIP is finished the assets are transferred to property and equipment. No provision for depreciation is made on CIP until such time that the relevant assets are available and ready to use. During the year ended September 30, 2019, Building 1 of the Company's flagship project, the Massachusetts Cannabis Center, was completed and CIP of $7,571,176 was reclassified to buildings and improvements.

Capitalized Interest

The Company capitalizes interest to construction in progress made in connection with facility construction that are not subject to current depreciation. Interest is capitalized only for the period that activities are in progress to bring the projects to their intended use. Capitalized interest was $$0 and $129,528 for the years ended September 30, 2019, and 2018, respectively.

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

Revenue Recognition

Effective October 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the new standard, we recognize revenues when the following criteria are met: (i) persuasive evidence of a contract with a customer exists, (ii) identifiable performance obligations under the contract exist, (iii) the transaction price is determinable for each performance obligation, (iv) the transaction price is allocated to each performance obligation, and (v) when the performance obligations are satisfied. Currently, we derive all of our revenues from property leases. Property leases are not within the scope of ASC 606.

Property lease revenue is earned through annual leases for facilities used in agricultural/manufacturing activities and the Company records revenues on a straight-line basis over the term of these leases.  Property lease revenues from these sources are recurring on an annual basis.  Unearned property lease revenues were $0 at both September 30, 2019 and 2018.

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

As of September 30, 2019, we did not have any off-consolidated balance sheet arrangements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Attached.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedure

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective for the same reasons that our internal control over financial reporting were not adequate.

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2019, the end of the period covered by this Annual Report on Form 10-K for the year ended September 30, 2019. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework, published in 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective during the 2019 fiscal year at the reasonable assurance level, as a result of material weaknesses related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP, limited or no segregation of duties, and lack of independent directors. As a result, we did not adequately document or test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis. In addition, we did not properly evaluate the accounting and valuation for certain equity instruments. While Management has reviewed the consolidated financial statements and underlying information included in this Annual Report on Form 10-K in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects, the material weaknesses that existed in fiscal 2019 could have led to an error in the original accounting of the estimated fair market value of certain equity instruments.

Remediation of Material Weaknesses

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2201), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. While management believes that the Company’s consolidated financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

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

While we have not yet remediated these material weaknesses, we will continue our remediation efforts during fiscal 2020.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Timothy Keogh	39	Chief Executive Officer and a Director
Benjamin J. Barton	54	Chief financial and Accounting Officer and a Director
Douglas Carr	59	Vice President of Sales and Business Development
J. Tyler Opel	30	Director

The following is a brief summary of the background of each officer and director including their principal occupation during the five preceding years.  All directors will serve until their successors are elected and qualified or until they are removed.

Timothy Keogh was appointed our Chief Executive Officer and a director on March 25, 2014. As our Chief Executive Officer, Mr. Keogh has developed sustainable practices and traditional horticultural approaches to the production of medical cannabis to benefit patients in regulated markets. Prior to joining AmeriCann, Mr. Keogh was the Chief Executive Office and a director of Bask, Inc (f/k/a Coastal Compassion, Inc.), a non-profit corporation that has entered the medical marijuana business in Massachusetts. This effort began in September of 2012 and was formalized under Massachusetts G.L. Chapter 180 in August of 2013.  Under the direction of Mr. Keogh, Bask, Inc. received a limited number Final Certificates for cultivation, processing and dispensing medical cannabis in Massachusetts.

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

Mr. Keogh was recognized by Marijuana Business Daily as one of the top entrepreneurs in the cannabis industry, is a board member of the Responsible Regulation Alliance in Massachusetts, and continues to be an invited speaker at investment and cannabis industry event throughout the United States.  Mr. Keogh holds a Bachelor of Science in Business Administration from Mount St. Mary’s College.

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

On March 28, 2019 Douglas Carr was appointed as our Vice President of Sales and Business Development. Mr. Carr brings more than 25 years of combined experience as a national manager of consumer packaged goods and commercial real estate. Prior to his appointment as our Vice President of Sales and Business Development, Mr. Carr had been a Broker Associate at Coldwell Banker Premier Properties since July 2013, located in St. Augustine Florida. He has extensive experience in multi-unit development and commercial real estate. Previously, Mr. Carr had worked for several Fortune 500 companies, including RJ Reynolds/Nabisco, Inc. and General Mills, Inc., where he led national sales efforts launching new products to chains and buying groups. In addition to his considerable consumer products background, Carr has experience in commercial real estate acquisition, development and sales.

J. Tyler Opel was appointed to the Board of Directors of AmeriCann, Inc. in January of 2019. Prior to joining AmeriCann, Mr. Opel received his business administration degree from the University of Missouri. After working as a financial analyst in the bulk commodity industry, Mr. Opel received his Juris Doctorate from the Southern Illinois School of Law with a specialization in Business and Transactional Law. Mr. Opel is licensed to practice law in Colorado and Missouri and has represented clients in various real estate, construction, administrative, and transactional proceedings.

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

J. Tyler Opel – experience in business and transaction law

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

Security holder communications not sent to the Board of Directors as a whole or to specified board members will be relayed to board members.

The Company’s directors received the following compensation during the year ended September 30, 2019:

Name	Paid in Cash	Stock Awards (1)	Options Awards (2)

Timothy Keogh	$-	$30,000	$244,397
Benjamin J. Barton	$-	$30,000	$244,397
J. Tyler Opel	$-	$30,000	$240,602

(1)	The fair value of stock issued for services computed on the date of grant.

(2)	The fair value of options granted computed on the date of grant.

During the year ended September 30, 2018 we did not compensate any person for serving as a director.

ITEM 11.	EXECUTIVE COMPENSATION.

During the years ended September 30, 2019 and 2018 we paid the following compensation to our officers:

Name	Year	Salary	Bonus	Stock Awards (1)	Stock Options Awards (2)	Total

Timothy Keogh	2019	$180,000	$-	$30,000	$244,397	$454,397
Chief Executive Officer	2018	$144,000	$-			$144,000

Benjamin J. Barton	2019	$-	$-	$30,000	$244,397	$274,397
Chief Financial Officer	2018	$-	$-			$-

Douglas Carr	2019	$90,000	$-		$240,602	$330,602
Vice President of Sales and
Business Development

(1)	The value of all stock awarded during the periods covered by the table calculated according to ASC 718-10-30-3, which represented the grant date fair value.

(2)	The fair value of all stock options granted during the periods covered by the table calculated on the grant date in accordance with ASC 718-10-30-3, which represented the grant date fair value. Amount represents the value of options to purchase 300,000 shares of our Common Stock at a price of $1.50 per share. Options have a five year term.

The following shows the amounts we expect to pay to our officers during the year ended September 30, 2019 and the amount of time these persons expect to devote to us.

Name	Projected Compensation	Percentage of time to be devoted to the Company's business

Timothy Keogh	$180,000	90%
Benjamin J. Barton	$-	95%
Douglas Carr	$90,000	100%

Our executive officers are compensated through the following three components:

●	base salary;
●	long-term incentives (stock options and/or grants of stock); and
●	benefits.

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

On August 18, 2017, the Company’s board of directors adopted a Stock Incentive Plan (“the plan”) that provides for the grant of Incentive Stock Options, Non-Qualified Stock Options or Stock Bonuses to persons who are employees of the Company, employees of subsidiaries of the Company, directors, officers, and consultants. Under the plan, the Company may grant up to 1,500,000 options, each to purchase one share of common stock, subject to an exercise price and vesting schedule to be established by the board of directors at the time of the grant. On August 18, 2017, the Company awarded a total of 150,000 options to four consultants at an exercise price of $2.50 per share under the plan. The options vested immediately and can be exercised at any time on or before August 15, 2021.

The Plan is administered by our Board of Directors which has the authority to determine the number of shares to be issued as a stock bonus, and the number of shares issuable upon the exercise of options, the exercise price and expiration date of options, and when, and upon what conditions options granted under the Plan will vest or otherwise be subject to forfeiture and cancellation.

The following table shows information concerning the options granted to the Company’s officers or directors during the fiscal year ended September 30, 2019:

Name	Shares Issuable Upon Exercise of Options	Exercise Price	Expiration Date

Timothy Keogh	300,000	$1.50	8/2/2024
Benjamin J. Barton	300,000	$1.50	8/2/2024
Douglas Carr	300,000	$1.50	8/27/2024

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company’s Stock Incentive Plan as of September 30, 2019, the Company’s recently completed fiscal year:

Plan	Total Shares Reserved Under the Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of OutstandingOptions	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)	(b)	(c)

Stock Incentive Plan	1,500,000	1,050,000	1.64	450,000

The Company’s Stock Incentive Plan has not been approved by the Company’s shareholders.

The following shows certain information as of December 31, 2019 concerning the stock options and stock bonuses granted pursuant to the Stock Incentive Plan. Each option represents the right to purchase one share of our common stock.

Total Shares Reserved Under the Plan	Shares Reserved for Outstanding Options	Shares Issued As Stock Bonus	Remaining Options/Shares Under the Plan

1,500,000	1,050,000	-	450,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the ownership, as of December 31, 2019, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group.  Each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned	Percentage of Outstanding shares

Timothy Keogh	1,236,578	5.4%
Benjamin J. Barton	31,578	0.1%
J. Tyler Opel	31,578	0.1%
Strategic Capital Partners, LLC (1)	8,966,665	39.4%
Douglas Carr	-	-
All officers and directors as a group (four persons)	10,266,399	45.19%

(1)	Strategic Capital Partners, LLC, is controlled by Mr. Barton.

Options and Warrants

The Company has issued options and warrants to the persons and upon the terms shown below:

Name	Date of Issuance	Shares upon exercise of warrants or options	Exercise Price	Expiration Date
Strategic Capital Partners, LLC (1)	7/14/2016	800,000	$1.50	6/30/2020
	7/14/2016	800,000	$3.00	6/30/2020
	9/30/2019	1,500,000	$1.25	12/31/2022

Massachusetts Medical Properties, LLC	10/17/2016	3,640,000	$1.00	10/17/2021
	10/17/2017	100,000	$1.50	10/17/2022
	2/16/2018	50,000	$1.50	10/17/2022
	4/17/2018	50,000	$1.50	10/17/2022

Private investors	11/7/2016	727,000	$3.00	11/4/2020
	6/2/2017	185,000	$5.00	5/18/2021
	10/30/2017	660,000	$1.50	10/30/2022
	12/29/2017	483,333	$1.50	10/17/2022
	12/29/2017	106,667	$1.50	12/29/2022
	2/12/2018	540,000	$1.50	10/17/2022
	7/10/2018	1,273,000	$1.00	7/10/2021
	7/10/2018	63,650	$1.00	7/10/2021
	8/2/2019	600,000	$1.50	8/2/2024
	8/2/2019	21,600	$1.50	8/2/2024
	8/2/2019	14,400	$1.50	8/2/2024
	8/2/2019	12,000	$1.50	8/2/2024

Brian Corr	8/18/2017	75,000	$2.50	8/15/2021

Timothy Keogh	9/30/2019	300,000	$1.50	8/2/2024

Ben Barton	9/30/2019	300,000	$1.50	8/2/2024

Douglas Carr	8/27/2019	300,000	$1.50	8/27/2024

Consultants	8/18/2017	75,000	$2.50	8/15/2021

(1)	Strategic Capital Partners, LLC, is controlled by Mr. Barton.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 30, 2019, we amended and modified two notes payable due to Strategic Capital Partners, LLC a company controlled by Benjamin J. Barton, one of our officers and directors with balances of $1,000,000 and $756,646, into one note, in the principal amount of $1,756,646, bearing interest of 9% per year and maturing on December 31, 2022.  Additionally, the conversion option in the first note was eliminated.  The new note is secured by all amounts due from Wellness Group Pharms or its affiliates. As additional consideration for the modification of the notes we issued SCP warrants to purchase 1,500,000 shares of our common stock.  The warrants are exercisable at a price of $1.25 per share at any time on or before December 31, 2022.

On April 7, 2016, we signed agreements with BASK (formerly Coastal Companion, Inc). BASK is one of a limited number of organizations that has received a provisional or final registration to cultivate, process and sell medical cannabis by the Massachusetts Cannabis Control Commission.

Pursuant to the agreements, we provided BASK with financing for construction and working capital required for BASK’s approved dispensary and cultivation center in Fairhaven, MA.

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 and setup a new loan with payments over 5 years with 18% interest. As of September 30, 2019, the outstanding loan balance was $148,763.

BASK has entered into a 15-Year NNN lease of Building 1 of the MCC. The lease commenced on September 1, 2019 and includes a base rent and a revenue participation fee. As of September 30, 2019, the BASK tenant receivable balance was $11,564.

Tim Keogh, our Chief Executive Officer, is a Board Member of BASK.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

For the years ended September 30, 2019 and 2018, Malone and Bailey served as our independent registered public accounting firm.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by our independent accountants for the audit of our annual consolidated financial statements for the years ended September 30, 2019 and 2018, and the aggregate fees paid or accrued for audit-related services and all other services rendered by our independent accountants for those years.

	Year Ended September 30,
	2019	2018

Audit fees	$79,000	$64,500
Tax fees	-	-
Other	-	-
Total	$79,000	$64,500

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Consolidated Financial Statements

Item 16. Exhibits and Financial Statement Schedules

The following exhibits are filed with this Registration Statement:

3.1.1	Certificate of Incorporation (1)
3.1.2	Certificate of Ownership and Merger (name change to AmeriCann) (2)
3.2	Bylaws (2)
4.1	Form of Series I Warrant (2)
4.2	Form of Series II Warrant (2)
4.3	Form of Series III Warrant (2)
4.4	Form of Series IV Warrant. See Exhibit 10.4
4.5	Form of Series V Warrant (2)
4.6	Form of Series VI Warrant (2)
4.7	Form of Series VII Warrant (2)
4.8	Form of Series VIII Warrant (3)
4.9	Form of Series IX Warrant (4)
4.10	Form of Series X Warrant (4)
4.11	Form of Series XI Warrant
4.12	Form of Series XII Warrant
10.1	Agreements with Wellness Group Pharms (2)
10.2	Loan Modification Agreement with Strategic Capital Partners, LLC, together with Warrants and Promissory Notes (2)
10.3	Agreements with Coastal Compassion, Inc. (2)
10.4	Share Purchase Agreement with Massachusetts Medical Properties, LLC, together with Warrant (Series IV) and Ground Lease (2)
10.5	Investment Agreement with Mountain States Capital, LLC (2)
10.6	First Amendment to Ground Lease (2)
10.7	Loan Agreement, including form of warrant (Series CL) ($800,000) (2)
10.8	Loan Agreement ($128,000) (2)
10.9	Loan Agreement ($68,000) (2)
10.10	Form of Convertible Note (December 2017 financing) (2)
10.11	Form of Convertible Note (February 2018 financing) (3)
10.12	Second Amendment to Ground Lease (3)
10.13	Third Amendment to Ground Lease (3)
10.14	Promissory Note (5)
10.15	Mortgage and Security Agreement (5)
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form 10.

(2)	Incorporated by reference to same exhibit filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File #333-222207).

(3)	Incorporated by reference to same exhibit filed with the Company’s Registration Statement on Form S-1 (File #333-224256).

(4)	Incorporated by reference to the same exhibit filed with the Company’s Registration Statement on Form S-1 (File #333-227388).

(5)	Incorporated by reference to the same exhibit filed with the Company’s Registration Statement on Form S-1 (File # 333-233981).

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AmeriCann, Inc.

Denver, CO

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmeriCann, Inc and its subsidiaries (collectively, the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

January 14, 2020

AMERICANN, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	September 30, 2018

Assets
Current Assets:
Cash and cash equivalents	$465,843	$198,144
Restricted cash	826,219	3,818,805
Tenant receivable	11,564	-
Current portion of prepaid land lease	57,959	57,959
Prepaid expenses and other current assets	13,632	7,470
Current portion of note receivable - related party	32,270	-
Total current assets	1,407,487	4,082,378

Construction in progress	-	1,681,382
Buildings and improvements (net of accumulated depreciation of $0)	7,571,176	-
Furniture and equipment (net of accumulated depreciation of $1,152 and $4,827)	1,612	5,794
Notes and other receivables (net of allowance of $1,761,675 and $977,770)	-	783,905
Note receivable - related party	116,493	176,764
Prepaid land lease and related deposits, net of current portion	2,666,129	2,724,088
Security deposit and other assets	3,110	3,110
Total assets	$11,766,007	$9,457,421

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$265,276	$268,065
Interest payable (including $12,283 and $12,742 to related parties)	121,883	46,605
Other payables	9,129	8,906
Notes payable (net of discount of $0 and $138,750)	385,000	521,250
Total current liabilities	781,288	844,826

Notes payable (net of discount of $882,603 and $0)	3,117,397	-
Notes payable - related party (inclusive of premium of $0 and $25,673)	1,756,646	1,782,319

Total liabilities	5,655,331	2,627,145

Commitments and contingencies - see Note 10

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 23,504,820 and 22,106,763 shares issued and outstanding as of September 30, 2019 and 2018, respectively	2,351	2,211
Additional paid in capital	24,121,534	19,937,606
Accumulated deficit	(18,013,209)	(13,109,541)
Total stockholders' equity	6,110,676	6,830,276

Total liabilities and stockholders' equity	$11,766,007	$9,457,421

See accompanying notes to consolidated financial statements.

AMERICANN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2019	2018

Revenues:
Consulting fees	$-	$-
Rental income - related party	11,564	-
Total revenues	11,564	-

Operating expenses:
Advertising and marketing	126,993	36,539
Professional fees	866,116	554,673
General and administrative expenses	1,626,596	1,438,215
Provision for doubtful accounts	783,905	-
Total operating expenses	3,403,610	2,029,427

Loss from operations	(3,392,046)	(2,029,427)

Other income (expense):
Interest income	29,109	45,028
Interest expense	(426,424)	(2,300,396)
Other income (expense)	(3,030)	(2,861)
Loss on extinguishment of debt	(977,110)	-
Interest expense - related party	(134,167)	(145,060)
Total other income (expense)	(1,511,622)	(2,403,289)

Net loss	$(4,903,668)	$(4,432,716)

Basic and diluted loss per common share	$(0.21)	$(0.22)

Weighted average common shares outstanding	22,984,703	20,066,824

See accompanying notes to consolidated financial statements.

AMERICANN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Additional
					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2017	-	$-	19,366,000	$1,937	$10,959,188	$(8,676,825)	$2,284,300
Stock-based compensation expense	-	-	-	-	432,787	-	432,787
Stock issued for options exercised	-	-	25,000	3	18,747	-	18,750
Stock issued for cash, net	-	-	447,801	45	1,222,367	-	1,222,412
Conversion of debt	-	-	794,962	79	1,192,366	-	1,192,445
Stock issued for warrants exercised, net	-	-	1,473,000	147	3,814,713	-	3,814,860
Benefical conversion feature and warrants	-	-	-	-	2,297,438	-	2,297,438
Net loss	-	-	-	-	-	(4,432,716)	(4,432,716)
Balances, September 30, 2018	-	$-	22,106,763	$2,211	$19,937,606	$(13,109,541)	$6,830,276
Stock-based compensation expense	-	-			488,793	-	488,793
Stock issued for cash, net	-	-	715,981	70	1,210,930	-	1,211,000
Conversion of debt	-	-	174,342	17	261,496	-	261,513
Stock issued for warrants exercised, net	-	-	388,000	40	475,460	-	475,500
Warrants issued with debt	-	-	-	-	615,154	-	615,154
Stock issued for services			119,734	13	154,985		154,998
Warrants issued on debt modification					977,110		977,110
Net loss	-	-	-	-	-	(4,903,668)	(4,903,668)
Balances, September 30, 2019	-	$-	23,504,820	$2,351	$24,121,534	$(18,013,209)	$6,110,676

See accompanying notes to consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Year Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,903,668)	$(4,432,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,152	13,803
Provision for doubtful accounts	783,905	-
Stock based compensation and option expense	488,793	432,787
Stock issued for services	154,998	-
Loss on extinguishment of debt	977,110	-
Loss on disposal of land	-	2,861
Loss on disposal of fixed assets	3,030	-
Amortization of equity instruments issued to lessor	39,460	39,459
Amortization of debt discount/(premium)	171,628	2,207,324
Changes in operating assets and liabilities:
Tenant receivable	(11,564)	-
Interest receivable	-	(45,027)
Prepaid expenses	(6,162)	(2,470)
Accounts payable and accrued expenses	15,710	(483,181)
Interest payable	70,798	(53,113)
Interest payable - related party	25,993	(72,255)
Other payables	223	(10,793)
Net cash flows used in operations	(2,188,594)	(2,403,321)

Cash flows from investing activities:
Additions to construction in progress	(5,889,794)	(702,702)
Payments received on notes receivable	28,001	-
Advances made on notes receivable - related party	-	(10,000)
Net cash flows used in investing activities	(5,861,793)	(712,702)

Cash flows from financing activities:
Common stock issued for cash, net	1,211,000	1,222,412
Proceeds from note payable, net of financing costs	3,910,000	2,536,000
Proceeds from the exercise of warrants	475,500	3,814,860
Proceeds from the exercise of stock options	-	18,750
Payments on note payable - related party	-	(175,000)
Principal payments on notes payable	(271,000)	(285,677)
Net cash flows provided by financing activities	5,325,500	7,131,345

Net increase in cash, cash equivalents, and restricted cash	(2,724,887)	4,015,322

Cash, cash equivalents, and restricted cash at beginning of period	4,016,949	1,627

Cash, cash equivalents, and restricted cash at end of period	$1,292,062	$4,016,949

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$286,244	$363,500
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:

Proceeds from sale of land used to satisfy debt obligations	$-	$1,608,451
Construction in progress expenditures incurred but not yet paid	-	171,888
Debt discount related to warrants issued with debt and Beneficial Conversion Feature	615,154	2,297,438
Notes payable and interest converted into shares of stock	-	1,192,445
Shares issued for conversion of debt and accrued interest	261,513
Interest capitalized into construction in progress	-	129,528

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

Principles of Consolidation

The consolidated financial statements include the accounts of AmeriCann, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the consolidated financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2019 and 2018, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

For federal tax purposes, our 2017 through 2019 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Concentration of Credit Risks and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, notes receivable, deposits, accounts receivable and notes receivable. We place our cash with high credit quality financial institutions. As of September 30, 2019, we had outstanding notes receivable of $148,763 with BASK, Inc. (formerly Coastal Compassion Inc.) ("BASK"), a related party and a note and a receivable in the amount of $1,761,675 with WGP (exclusive of provision for doubtful accounts of $1,761,675).  See Note 4 for a discussion of our provision for doubtful accounts for amounts owed from WGP.

For the year ended September 30, 2019, all of the Company’s revenue was earned from one customer, BASK. As of September 30, 2019, the BASK tenant receivable balance was $11,564.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. We had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. We had no financial assets or liabilities carried and measured on a recurring basis during the reporting periods. The carrying value of short-term financial instruments, including cash and cash equivalents, tenant and notes receivable, accounts payable and accrued expenses, and short-term borrowings approximate fair value due to the relatively short period to maturity for these instruments. The long-term borrowings approximate fair value since the related rates of interest approximates current market rates.

Derivative Liabilities

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each consolidated balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. We determined that none of our financial instruments meet the criteria for derivative accounting as of September 30, 2019 and 2018.

Long-Lived Assets

Our long-lived assets consisted of property, equipment and real estate and are reviewed for impairment in accordance with the guidance of the Topic ASC Topic 360, Property, Plant, and Equipment, and ASC Topic 205, Presentation of Consolidated Financial Statements. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairment losses recognized for the years ended September 30, 2019 and 2018.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment begins in the month following the month when the asset is placed into service and is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to twenty years. Land is classified as held for sale when management has the ability and intent to sell, in accordance with ASC Topic 360-45.

Construction in progress (CIP)

CIP consists of initial costs associated with construction of manufacturing facilities, including material, equipment and interest expenses. When CIP is finished the assets are transferred to property and equipment. No provision for depreciation is made on CIP until such time that the relevant assets are available and ready to use. During the year ended September 30, 2019, Building 1 of the Company's flagship project, the Massachusetts Cannabis Center (“MCC”), was completed and CIP of $7,571,176 was reclassified to buildings and improvements.

Capitalized Interest

The Company capitalizes interest to construction in progress made in connection with facility construction that are not subject to current depreciation. Interest is capitalized only for the period that activities are in progress to bring the projects to their intended use. Capitalized interest was $0 and $129,528 for the years ended September 30, 2019, and 2018, respectively.

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

Revenue Recognition

Effective October 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the new standard, we recognize revenues when the following criteria are met: (i) persuasive evidence of a contract with a customer exists, (ii) identifiable performance obligations under the contract exist, (iii) the transaction price is determinable for each performance obligation, (iv) the transaction price is allocated to each performance obligation, and (v) when the performance obligations are satisfied. Currently, we derive all of our revenues from property leases. Property leases are not within the scope of ASC 606.

Property lease revenue is earned through annual leases for facilities used in agricultural/manufacturing activities and the Company records revenues on a straight-line basis over the term of these leases.  Property lease revenues from these sources are recurring on an annual basis.  Unearned property lease revenues were $0 at both September 30, 2019 and 2018.

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

Recently Issued Accounting Pronouncements

In January 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-01, LEASES (TOPIC 842): LAND EASEMENT PRACTICAL EXPEDIENT FOR TRANSITION TO TOPIC 842; On February 25, 2016, the FASB issued Accounting Standards Update No. 2016- 02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The FASB has been assisting stakeholders with implementation questions and issues as organizations prepare to adopt Topic 842. In connection with the FASB’s transition support efforts, a number of stakeholders inquired about the application of the new lease requirements in Topic 842 to land easements. Land easements (also commonly referred to as rights of way) represent the right to use, access, or cross another entity’s land for a specified purpose The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective but may be early adopted, and Example 10 of Subtopic 350- 30. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Update 2016-02. An entity that early adopted Topic 842 should apply the amendments in this Update upon issuance. The Company is evaluating the impact of this standard on the financial statements.

NOTE 2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $18,013,209 and $13,109,541 at September 30, 2019 and 2018, respectively, and had a net loss of $4,903,668 for the year ended September 30, 2019. Further, the amount due from WGP of $1,761,675 (before an allowance of $1,761,675) may not be collectible. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities. On January 18, 2018, the arbitration panel awarded the Company $1,045,000 plus interest at the rate of 18% per year from April 18, 2015 to March 18, 2018 for $550,000. In addition to the principal and interest awarded of $1,595,000, the Company was also awarded its attorneys’ fees and arbitration fees. The Company has not collected on the award as of the filing date of this report.

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

NOTE 3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	September 30, 2019	September 30, 2018

Cash and cash equivalents	$465,843	$198,144
Restricted cash	826,219	3,818,805
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$1,292,062	$4,016,949

Amounts included in restricted cash represent those required to be set aside by a contractual agreement with a lender for the payment of specific construction related expenditures as part of the Company’s property development in Massachusetts.

NOTE 4.  NOTES RECEIVABLE

Notes and other receivables as of September 30, 2019 and 2018, consisted of the following:

	September 30, 2019	September 30, 2018

Notes and other receivables from WGP, a licensed medical marijuana cultivator; $673,294 note secured by real and personal property of the borrower, interest rate of 18.0%; accrued consulting and legal fees of $206,675, construction advances of $332,357 and accrued interest of $549,349. Net of reserves of $1,761,675. All amounts are due and payable immediately.	$-	$783,905

Related party note receivable from BASK, a non-profit corporation, interest rate of 18.0%; monthly principal and interest payments of $4,422, maturing in 2023.	148,763	176,764

Less: Current portion	(32,270)	-

	$116,493	$960,669

The notes and other receivables from WGP are fully reserved due to ongoing disputes between the Company and WGP. We filed a Demand for Arbitration against WGP on April 7, 2017. On January 18, 2018, the arbitration panel awarded the Company $1,045,000 plus interest at the rate of 18% per year from April 18, 2015 to March 18, 2018 for $550,000. In addition to the principal and interest awarded of $1,595,000, the Company was also awarded its attorneys’ fees and arbitration fees. The Company has not collected on the award as of the filing date of this report.

NOTE 5.  NOTES PAYABLE

Unrelated

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

The Company recorded debt discounts of $6,000 on the above notes which was fully amortized during the year ended September 30, 2019. Both loans were fully paid off as of September 30, 2019.

On August 2, 2019 the Company secured a $4,000,000 investment from an unrelated third party in the form of a loan. The loan was evidenced by a note which bears interest at the rate of 11% per year, is due and payable on August 2, 2022 and is secured by a first lien on Building 1 at the MCC.

The note holder also received a warrant which allows the holder to purchase 600,000 shares of the Company’s common stock at a price of $1.50 per share. The warrant will expire on the earlier of (i) August 2, 2024 or (ii) twenty days after written notice of the holder that the daily Volume Weighted Average Price of the Company’s common stock was at least $4.00 for twenty consecutive trading days and the average daily volume of trades of the Company’s common stock during the twenty trading days was at least 150,000 shares.

The placement agent for the offering received a cash commission of $320,000 plus warrants to purchase 48,000 shares of the Company's common stock. The warrants are exercisable at a price of $1.50 per share and expire on August 2, 2024. The cash commission and the fair value of the warrants amounting to $52,392 were recognized as a discount to the note.

The Company allocated the proceeds between the note and the warrants based on their relative fair values. The relative fair value of the 600,000 warrants was $562,762 which was recognized as additional paid in capital and a corresponding debt discount.

At September 30, 2019, the outstanding principal on these notes was $4,000,000 and the unamortized debt discount was $882,603. All debt discounts are being amortized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts was $52,551 for the year ended September 30, 2019.

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

At September 30, 2019 and 2018, the outstanding principal on these notes was $195,000 and $225,000, respectively. All debt discounts are being recognized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts were $51,749 and $699,689 for the years September 30, 2019 and 2018, respectively.

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

At September 30, 2019 and 2018, the outstanding principal on these notes was $190,000 and $435,000, respectively. All debt discounts are being recognized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts were $87,001 and $722,999 for the years ended September 30, 2019 and 2018, respectively.

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

Accrued interest on these notes payable was $0 and $12,742 at September 30, 2019 and 2018, respectively.

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

On September 30, 2019, both notes were amended and combined into one note, in the principal amount of $1,756,646, bearing interest of 9% per year and maturing on December 31, 2022. Additionally, the conversion option in the first note was eliminated. The new note is secured by all amounts due from WGP or its affiliates. The note holders also received warrants to purchase 1,500,000 shares of the Company's common stock. The warrants are exercisable at a price of $1.25 per share and expire on December 31, 2022. The debt modification was deemed substantial and was accounted for as a debt extinguishment. The fair value of the 1,500,000 warrants was $977,110 and was recognized as loss on extinguishment of debt and the remaining unamortized premium and discount was written off.

At September 30, 2019, the outstanding principal on these notes was $1,756,646, and the unamortized debt premium was $0. Amortization of debt premium was $25,673 and $21,364 for the years ended September 30, 2019 and 2018, respectively.

NOTE 6.  RELATED PARTY TRANSACTIONS

Coastal Compassion. On April 7, 2016, we signed agreements with BASK. BASK is one of a limited number of organizations that has received a provisional or final registration to cultivate, process and sell medical and adult use cannabis by the Massachusetts Cannabis Control Commission.

Pursuant to the agreements, we agreed to provide BASK with financing for construction and working capital required for BASK’s approved dispensary and cultivation center in Fairhaven, MA.

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 and setup a new loan with payments over 5 years with 18% interest. At September 30, 2019 and 2018, the outstanding balance on the note receivable was $148,763 and $176,764, respectively.

On July 26, 2019, the Company entered into a 15-Year Triple Net lease of Building 1 of the MCC with BASK. The lease commenced on September 1, 2019 and includes an annual base rent of $135,000 and a revenue participation fee equivalent to 15% of BASK's gross revenues. As of September 30, 2019, the BASK tenant receivable balance was $11,564.

Tim Keogh, our Chief Executive Officer, is a Board Member of BASK.

During the year ended September 30, 2019, the Company incurred and paid $135,000 of consulting expenses with SCP.

NOTE 7.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended
	September 30,
	2019	2018

Net loss attributable to common stockholders	$(4,903,668)	$(4,432,716)

Basic weighted average outstanding shares of common stock	22,984,703	20,066,824
Dilutive effects of common share equivalents	-	-
Dilutive weighted average outstanding shares of common stock	22,984,703	20,066,824

Basic and diluted net loss per share of common stock	$(0.21)	$(0.22)

As of September 30, 2019, we have excluded 750,000 of stock options and 11,238,650 of warrants and 256,667 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net loss per share since the effects are anti-dilutive. As of September 30, 2018, we have excluded 150,000 of stock options and 9,478,650 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive.

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

The components of the deferred income tax assets and liabilities arising under ASC Topic 740 were as follows:

	September 30,
	2019	2018

Deferred tax assets	$2,438,893	$1,662,857
Deferred tax liabilities	-	-
Valuation allowance	(2,438,893)	(1,662,857)

Net deferred tax assets/(liabilities)	$-	$-

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	September 30,
	2019		2018
	Temporary Difference	Tax Effect	Temporary Difference	Tax Effect

Deferred tax assets
Net operating losses	$4,903,668	$1,209,245	$2,401,429	$592,192
Other temporary differences	(1,756,726)	(433,209)	(632,287)	(155,922)
Net deferred tax assets	3,146,942	776,036	1,769,142	436,270
Valuation allowance	(3,146,942)	(776,036)	(1,769,142)	(436,270)
Total deferred tax asset	-	-	-	-

Deferred tax liabilities
Total deferred liability	-	-	-	-
Total net deferred tax asset	$-	$-	$-	$-

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At September 30, 2019 and 2018, the Company had $10,025,113 and $6,743,134 respectively, in unused federal net operating loss carryforwards, which begin to expire principally in the year 2034. A deferred tax asset at each date of approximately $776,036 and $436,270 resulting from the loss carryforwards and other temporary differences has been offset by a 100% valuation allowance. The change in the valuation allowance for the period ended September 30, 2019 and 2018 was approximately $(339,766) and $(492,716), respectively.

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	September 30,
	2019	2018

U.S. Federal statutory graduated rate	21.00%	24.25%
State income tax rate, net of federal benefit	3.66%	3.51%
Total rate	24.66%	27.76%

Less: Net operating loss for which no benefit is currently available	(24.66)%	(27.76)%
Net effective rate	0.00%	0.00%

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are September 30, 2017, 2018, and 2019. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

NOTE 9.  EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock. No preferred shares were outstanding at September 30, 2019 and 2018.

Common Stock

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

During the year ended September 30, 2019, the Company submitted Put Notices for a total of 715,981 shares for $1,211,000 in cash.

During the year ended September 30, 2018, the Company submitted Put Notices for a total of 447,801 shares for $1,222,412 in cash.

During the year ended September 30, 2019, the Company converted debt and interest of $261,513 into 174,342 shares of common stock.

During the year ended September 30, 2018, the Company converted debt and interest of $1,192,445 into 794,962 shares of common stock as described in Note 5.

During the year ended September 30, 2019, we issued 119,734 shares of stock for services valued $154,998.

During year ended September 30, 2018, the Company issued 25,000 shares of common stock and received $18,750 as a result of the exercise of stock options. These options were fully vested and expensed at the time of exercise.

During the year ended September 30, 2019, the Company issued 388,000 shares of common stock for total proceeds of $475,500 from the exercise of warrants.

During the year ended September 30, 2018 the Company issued 1,473,000 shares of common stock and received $4,044,000 less the commission of $229,140 as a result of the exercise of outstanding warrants.

Stock Options

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

The fair value of the options was established using the Black Scholes option pricing model using the following assumptions:

●	Risk-free interest rate – 1.55% to 1.56%
●	Expected term – 4.0 to 5.0 years
●	Volatility – 119% to 142%

Options Issuances in 2019

On September 30, 2019, the Company awarded a total of 600,000 options to two executives at an exercise price of $1.50 per share. The options vested immediately and can be exercised at any time on or before August 2, 2024.

As these options were fully vested at grant date, the full value of $488,793 was recognized immediately as stock based compensation expense and no further expense will be recognized associated with these awards.

On August 27, 2019, the Company awarded a total of 300,000 options to an executive at an exercise price of $1.50 per share. The options vest through the following approximately 2.5 years and can be exercised any time on or before August, 27, 2024.

Options Issuances in 2018

There were no stock options granted in 2018.

 The following table shows the stock option activity for the years ended September 30, 2019 and 2018:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(In Years)	Value
Outstanding at September 30, 2017	1,305,000	$8.29	0.6	$-
Cancelled	(1,130,000)	9.22	-	-
Exercised	(25,000)	0.75	-	-
Outstanding as of September 30, 2018	150,000	$2.21	2.9	$-
Granted	900,000	1.50	4.8	-
Outstanding as of September 30, 2019	1,050,000	$1.64	4.4	$-
Vested and expected to vest at September 30, 2019	1,050,000	$1.64	4.4	$-
Exercisable at September 30, 2019	800,000	$1.69	4.3	$-

Stock based compensation expense related to the options was $488,793 and $0 for the years ended September 30, 2019 and 2018, respectively. At September 30, 2019, unrecognized stock-based compensation associated with stock options amounted to $240,602. During the years ended September 30, 2019 and 2018, we received proceeds of $0 and $18,750, respectively, from stock option exercises.

Warrants

Warrant Issuances in 2019

As disclosed in Notes 5 and 10, the Company issued warrants to purchase up to 600,000 shares of common stock at an exercise price of $1.50 per share and expire on August 2, 2024. The fair value of the warrants was determined using the Black-Scholes option pricing model.

In August 2019, as part of the Company's $4,000,000 financing, the Company issued warrants to purchase 48,000 shares of the Company's stock to the placement agent as commission. The warrants are exercisable at a price of $1.50 per share and expire on August 2, 2024.

In September 2010, as part of the Company's debt modification, the Company issued warrants to purchase up to 1,500,000 shares of the Company's stock to the noteholder. The warrants are exercisable at a price of $1.25 per share and expire on December 31, 2022.

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

The fair value of the warrants issued in 2019 and 2018 was determined using the Black-Scholes option pricing model using the following assumptions:

●	Expected term – 3 to 5 years
●	Volatility – 119% to 176%
●	Risk-free rate – 1.56% to 2.68%
●	Stock price - $0.95 to $4.09
●	Expected dividends – $0

The following table shows the warrant activity for the years ended September 30, 2019 and 2018:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at September 30, 2017	10,166,000	$3.68	2.4	$-
Granted	3,376,650	1.30	3.7
Cancelled	(1,800,000)	9.33
Expired	(791,000)	8.00
Exercised	(1,473,000)	2.75
Outstanding as of September 30, 2018	9,478,650	$1.55	2.6
Granted	2,148,000	$1.33	-
Exercised	(388,000)	1.23
Outstanding as of September 30, 2019	11,238,650	$1.52	2.3	$-
Exercisable at September 30, 2019	11,238,650	$1.52	2.3	$-

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

MCC.  On January 14, 2015, we entered into an agreement to purchase a 52.6 acre parcel of undeveloped land in Freetown, Massachusetts. The property is located approximately 47 miles southeast of Boston. We plan to develop the property as the MCC. Plans for the may include the construction of sustainable greenhouse cultivation and processing facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program. We paid the seller $100,000 upon the signing of the agreement which amount will be applied toward the purchase price at the closing.

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

Operating Leases

Land

On October 17, 2016, the Company closed the acquisition of the 52.6-acre parcel of undeveloped land in Freetown, Massachusetts. The deposits of $925,000 previously paid by the Company to the seller, BBC, were credited against the total purchase price of $4,475,000. The remaining balance of $3,550,000 was paid to BBC by Massachusetts MMP. The property is located approximately 47 miles southeast of Boston. The Company plans to develop the property as the MCC. Plans for the MCC include the construction of sustainable greenhouse cultivation, processing, and infused product facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program.

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

Under the terms of the lease, the Company had six (6) months to obtain $2.6 million in capital funding for the construction of the first phase building. In the event that the Company was unable to raise these funds within the six (6) month period, the Company had an additional six (6) month period to do so; provided, that the Company has paid accrued lease payments and closing costs. If the Company was then unable to raise these funds on or before twelve (12) months from October 17, 2016, the lease would terminate. On October 17, 2017, the lease agreement was amended to provide that the Company will have until 16 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $1.50 per share. The warrant can be exercised at any time on or after October 17, 2017 and on or before October 17, 2022. In February and April, 2018, the lease agreement was amended to provide that the Company will have until 20 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP a warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrant can be exercised at any time on or before October 17, 2022. The Company recognized an expense of $135,354 during the year ended September 30, 2018, representing the entire grant date fair value of the warrant.

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

The Company allocated $1,899,966 to the warrant which is reflected in additional paid-in-capital and was allocated to prepaid land lease. The fair value of the common stock on the date of the agreement was $73,000, which is also reflected in additional paid-in-capital and was allocated to prepaid land lease. The prepaid land lease is being amortized on a straight-line basis over the term of the lease. The lease expense, which includes the amortization related to the prepaid land lease, was $399,459 and $399,459 for the years ended September 30, 2019 and 2018, respectively.

On June 26, 2019 the expiration date of warrants to purchase 3,640,000 shares of common stock was extended to October 17, 2021.

In August 2019, the Company completed construction of Building 1 at MCC and on September 1st, 2019, Bask, Inc. commenced its 15-year lease of Building 1 which includes a base rent plus 15% of BASK’s gross revenues.

Office space

The Company leases its office space located at 3200 Brighton Boulevard, Denver, Colorado for $2,920 per month on a month-to-month basis. Upon signing the lease, the Company paid a refundable deposit of $3,110. The lease expense was $15,055 and $24,280 for the year ended September 30, 2019 and 2018, respectively.

Automobiles

The Company leased an automobile under an operating lease commencing October 4, 2014 for 39 months at $611 per month. The lease expense was $0 and $2,344 for the year ended September 30, 2019 and 2018, respectively.

At September 30, 2019, the future rental payments required under operating leases are as follows:

Fiscal year
2020	$341,496
2021	341,496
2022	341,496
2023	341,496
2024	341,496
Thereafter	14,343,032
Total	$16,050,512

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of January, 2020.

AMERICANN, INC.

By:	/s/ Timothy Keogh
Timothy Keogh, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Keogh
Timothy Keogh	Chief Executive Officer and a Director	January 14, 2020

/s/ Benjamin J. Barton
Benjamin J. Barton	Chief Financial and Accounting Officer and a Director	January 14, 2020

/s/ J. Tyler Opel
J. Tyler Opel	Director	January 14, 2020