Form 10-Q
period 2019-12-31
AmeriCann, Inc.
filed 2020-02-19
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Yes ☐ No ☑

As of February 17, 2020, the registrant had 23,504,820 shares of common stock outstanding.

AmeriCann, Inc.

FORM 10-Q

TABLE OF CONTENTS

		PAGE NO.
PART I FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:
	Consolidated Balance Sheets as of December 31, 2019 and September 30, 2019	3
	Consolidated Statements of Operations for the Three Months Ended December 31, 2019 and 2018	4
	Consolidated Statement of Changes in Stockholders' Equity for the Three Months Ended December 31, 2019 and 2018	5
	Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2019 and 2018	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	19

PART II OTHER INFORMATION

Item 6.	Exhibits	20

SIGNATURES		21

Part I:  FINANCIAL INFORMATION

Item 1.      UNAUDITED Financial Statements

AMERICANN, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2019	September 30, 2019

Assets
Current Assets:
Cash and cash equivalents	$62,078	$465,843
Restricted cash	326,222	826,219
Tenant receivable	1,524	11,564
Note and other receivables	1,757,257	-
Current portion of prepaid land lease	-	57,959
Prepaid expenses and other current assets	32,447	13,632
Current portion of note receivable - related party	29,512	32,270
Total current assets	2,209,040	1,407,487

Construction in progress	107,579	-
Property, plant and equipment, net	7,661,672	7,572,788
Operating lease - right-of-use asset	6,964,302	-
Notes and other receivables (net of allowance of $1,761,675 as of September 30, 2019)	-	-
Note receivable - related party	114,444	116,493
Prepaid land lease and related deposits, net of current portion	-	2,666,129
Security deposit and other assets	3,110	3,110
Total assets	$17,060,147	$11,766,007

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$129,408	$265,276
Interest payable (including $13,428 and $12,283 to related parties)	95,445	121,883
Other payables	7,031	9,129
Operating lease liability, short term	9,093	-
Notes payable (net of discount of $0 and $0)	385,000	385,000
Total current liabilities	625,977	781,288

Notes payable (net of discounts $805,271 and $882,603)	3,194,729	3,117,397
Notes payable - related party (inclusive of premium of $0 and $0)	1,756,646	1,756,646
Operating lease liability, long term	4,245,612	-

Total liabilities	9,822,964	5,655,331

Commitments and contingencies - see Note 7

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 23,504,820 shares issued and outstanding as of December 31, 2019 and September 30, 2019	2,351	2,351
Additional paid in capital	24,230,056	24,121,534
Accumulated deficit	(16,995,224)	(18,013,209)
Total stockholders' equity	7,237,183	6,110,676

Total liabilities and stockholders' equity	$17,060,147	$11,766,007

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended December 31,
	2019	2018

Revenues:
Rental income - related party	$34,691	$-
Total revenues	34,691	-

Operating expenses:
Advertising and marketing	36,126	16,856
Professional fees	86,609	128,933
General and administrative expenses	456,348	212,112
Recovery of loss from provision for doubtful accounts	(1,761,675)	-
Total operating expenses	(1,182,592)	357,901

Income (loss) from operations	1,217,283	(357,901)

Other income (expense):
Interest income	-	7,672
Interest expense	(159,449)	(151,388)
Other income (expense)	-	(3,030)
Interest expense - related party	(39,849)	(33,861)
Total other income (expense)	(199,298)	(180,607)

Net income (loss)	$1,017,985	$(538,508)

Basic and diluted income (loss) per common share	$0.04	$(0.02)

Weighted average common shares outstanding	23,504,820	22,568,375

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, September 30, 2018	-	$-	22,106,763	$2,211	$19,937,606	$(13,109,541)	$6,830,276
Stock issued for cash	-	-	311,816	31	649,969	-	650,000
Conversion of debt	-	-	31,328	3	46,989		46,992
Stock issued for warrants exercised, net	-	-	308,000	31	395,469	-	395,500
Stock issued for services	-	-	25,000	3	64,997		65,000
Net loss	-	-	-	-	-	(538,508)	(538,508)
Balances, December 31, 2018	-	$-	22,782,907	$2,279	$21,095,030	$(13,648,049)	$7,449,260

	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, September 30, 2019	-	$-	23,504,820	$2,351	$24,121,534	$(18,013,209)	$6,110,676
Stock-based compensation	-		-	-	108,522	-	108,522
Net income	-		-	-	-	1,017,985	1,017,985
Balances, December 31, 2019	-	$-	23,504,820	$2,351	$24,230,056	$(16,995,224)	$7,237,183

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

consolidated STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended December 31,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$1,017,985	$(538,508)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	108,558	461
Amortization of right of use assets	16,655	-
Recovery of loss from provision for doubtful accounts	(1,761,675)	-
Stock based compensation and option expense	108,522	-
Stock issued for services	-	65,000
Loss on disposal of fixed assets	-	3,030
Amortization of equity instruments issued to lessor	-	9,865
Amortization of debt discount/(premium)	77,332	133,409
Changes in operating assets and liabilities:
Tenant receivable	14,458	-
Prepaid expenses	(18,815)	150
Accounts payable and accrued expenses	(135,868)	(203,813)
Notes receivable - related party
Operating lease liability	(2,164)	-
Interest payable	(27,582)	(10,531)
Interest payable - related party	1,144	10,409
Other payables	(2,098)	(3,881)
Net cash flows used in operations	(603,548)	(534,409)

Cash flows from investing activities:
Additions to construction in progress	(107,579)	(26,733)
Additions to property, plant and equipment	(197,442)	-
Payments received on notes receivable	4,807	5,595
Net cash flows used in investing activities	(300,214)	(21,138)

Cash flows from financing activities:
Common stock issued for cash, net	-	650,000
Proceeds from the exercise of warrants	-	395,500
Net cash flows provided by financing activities	-	1,045,500

Net (decrease) increase in cash, cash equivalents, and restricted cash	(903,762)	489,953

Cash, cash equivalents, and restricted cash at beginning of period	1,292,062	4,016,949

Cash, cash equivalents, and restricted cash at end of period	$388,300	$4,506,902

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$77,470	$51,959
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Shares issued for conversion of debt and accrued interest	$-	$46,992

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

The Company's activities are subject to significant risks and uncertainties including potential failure to secure funding to properly expand its operations.

Basis of Presentation

The (a) consolidated balance sheet as of September 30, 2019, which has been derived from audited financial statements, and (b) the unaudited financial statements as of and for the three months ended December 31, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on January 14, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2019 as reported in the Form 10-K have been omitted.

Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on net loss.

Significant Accounting Policies

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	December 31, 2019	September 30, 2019

Cash and cash equivalents	$62,078	$465,843
Restricted cash	326,222	826,219
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$388,300	$1,292,062

Amounts included in restricted cash represent those required to be set aside by a contractual agreement with a lender for the payment of specific construction related expenditures as part of the Company’s property development in Massachusetts.

Property, Plant and Equipment, net

Property and equipment are stated at cost. Depreciation of property and equipment begins in the month following the month when the asset is placed into service and is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to twenty years. Land is classified as held for sale when management has the ability and intent to sell, in accordance with ASC Topic 360-45. Property, plant and equipment consist of:

	December 31, 2019	September 30, 2019

Buildings and improvements	$7,419,051	$7,571,176
Computer equipment	349,576	-
Furniture and equipment	2,764	2,764
Total	7,771,391	7,573,940
Accumulated depreciation	(109,719)	(1,152)
Property, plant and equipment, net	$7,661,672	$7,572,788

Leases

Effective October 1, 2019, we adopted Topic 842 using the effective date method. Under this method, periods prior to adoption remain unchanged. We determine if an arrangement is a lease at inception.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Variable lease payments are not included in the calculation of the right-of-use asset and lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Under the available practical expedient, we account for the lease and non-lease components as a single lease component for all classes of underlying assets as both a lessee and lessor. Further, we elected a short-term lease exception policy on all classes of underlying assets, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less).

Recent Accounting Pronouncements

Recently Adopted Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which provides guidance requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. The Company adopted Topic 842 effective October 1, 2019 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of the Company’s contracts are or contain leases, (2) lease classification and (3) initial direct costs. In July 2018, the FASB issued ASU No. 2018-11, "Targeted Improvements - Leases (Topic 842)." The Company did not elect the hindsight practical expedient. This update provides an optional transition method that allows entities to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior years presented. If this adoption method is elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company elected this adoption method on October 1, 2019 and the adoption did not result in any cumulative impact to retained earnings.

Additionally, the Company’s adoption of Topic 842 did not have a significant impact on the recognition, measurement or presentation of lease revenue and lease expenses within the consolidated statements of operations or the consolidated statements of cash flows. The Company’s adoption of Topic 842 did not have a material impact on the timing or amount of the Company’s lease revenue as a lessor in its sublease agreement.  The Company’s prepaid land lease balance that was recorded in current and other assets in the Company’s September 30, 2019 balance sheet has been classified as a component of the Company’s right-of-use assets effective October 1, 2019. The consolidated financial statements for the three months ended December 31, 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. See Note 7, Leases, Commitments and Contingencies, for more information.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $16,995,224 and $ 18,013,209 at December 31, 2019 and September 30, 2019, respectively, and negative operating cash flows. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities.

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

NOTE 3. NOTES AND OTHER RECEIVABLES

Notes and other receivables as of December 31, 2019 and September 30, 2019, consisted of the following:

	December 31, 2019	September 30, 2019

Notes and other receivables from WGP, a licensed medical marijuana cultivator; $673,294 note secured by real and personal property of the borrower, interest rate of 18.0%; accrued consulting and legal fees of $206,675, construction advances of $332,357 and accrued interest of $549,349 at December 31, 2019 and September 30, 2019. Net of reserves of $0 and $1,761,675 as of December 31, 2019 and September 30, 2019, respectively. All amounts are due and payable immediately.	$1,757,257	$-

Related party note receivable from BASK, a non-profit corporation, interest rate of 18.0%; monthly principal and interest payments of $4,422, maturing in 2023.	143,956	148,763
	1,901,213	148,763
Less: Current portion	(1,786,769)	(32,270)

	$114,444	$116,493

The notes and other receivables from Wellness Group Pharms (“WGP”) were fully reserved as of September 30, 2019 due to ongoing disputes between the Company and WGP. The Company filed a Demand for Arbitration against WGP on April 7, 2017. On January 18, 2018, the arbitration panel awarded the Company $1,045,000 plus interest at the rate of 18% per year from April 18, 2015 to March 18, 2018 for $550,000. In addition to the principal and interest awarded of $1,595,000, the Company was also awarded its attorneys’ fees and arbitration fees. The Company as of December 31, 2019, reversed the previously recorded reserve on the receivable with WGP in the amount of $1,761,675 as the amount was collected subsequent to December 31, 2019. See Note 10.

NOTE 4.  NOTES PAYABLE

Unrelated

On August 2, 2019 the Company secured a $4,000,000 investment from an unrelated third party in the form of a loan. The loan was evidenced by a note which bears interest at the rate of 11% per year, is due and payable on August 2, 2022 and is secured by a first lien on Building 1 at the Company’s Massachusetts Cannabis Center (“MCC”).

The note holder also received a warrant which allows the holder to purchase 600,000 shares of the Company’s common stock at a price of $1.50 per share. The warrant will expire on the earlier of (i) August 2, 2024 or (ii) twenty days after written notice of the holder that the daily Volume Weighted Average Price of the Company’s common stock was at least $4.00 for twenty consecutive trading days and the average daily trading volume of the Company’s common stock during the twenty trading days was at least 150,000 shares.

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

At December 31, 2019, the outstanding principal on these notes was $4,000,000 and the unamortized debt discount was $805,271. All debt discounts are being amortized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts was $77,332 for the three months ended December 31, 2019.

December 2017 Convertible Note Offering

On December 29, 2017 the Company sold convertible notes in the principal amount of $800,000 to a group of accredited investors. The notes bear interest at 8% per year, are unsecured, and were due and payable on December 31, 2018. On December 31, 2018, the notes were extended to mature on December 31, 2019. The notes fully were paid off in January 2020.

The original notes included a provision to be converted at any time into shares of the Company's common stock at an initial conversion price of $1.50 per share.

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

At December 31, 2019 and September 30, 2019, the outstanding principal on these notes was $195,000. All debt discounts are being recognized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts were $0 and $51,749 for the three months ended December 31, 2019 and 2018, respectively. The outstanding balance on these notes was paid off in January 2020.

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

At December 31, 2019 and September 30, 2019, the outstanding principal on these notes was $190,000. All debt discounts are being recognized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts were $0 and $87,001 for the three months ended December 31, 2019 and 2018, respectively. On December 31, 2019, a note in the amount of $150,000 was extended to mature on December 31, 2020. A loan in the amount of $40,000 was paid off in January 2020.

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

On September 30, 2019, both notes were amended and combined into one note, in the principal amount of $1,756,646, bearing interest of 9% per year and maturing on December 31, 2022. Additionally, the conversion option in the first note was eliminated. The new note is secured by all amounts due from WGP or its affiliates. The note holder also received warrants to purchase 1,500,000 shares of the Company's common stock. The warrants are exercisable at a price of $1.25 per share and expire on December 31, 2022. The debt modification was deemed substantial and was accounted for as a debt extinguishment. The fair value of the 1,500,000 warrants was $977,110 and was recognized as loss on extinguishment of debt and the remaining unamortized premium and discount was written off.

At December 31, 2019 and September 30, 2019, the outstanding principal on these notes was $1,756,646, and the unamortized debt premium was $0. Amortization of debt premium was $0 and $5,341 for the three months ended December 31, 2019 and 2018, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS

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

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 and setup a new loan with payments over 5 years with 18% interest. At December 31, 2019 and September 30, 2019, the outstanding balance on the note receivable was $143,956 and 148,763, respectively

On July 26, 2019, the Company entered into a 15-Year Triple Net lease of Building 1 of the MCC with BASK. The lease commenced on September 1, 2019 and includes an annual base rent of $135,000 and a revenue participation fee equivalent to 15% of BASK's gross revenues. As of December 31, 2019, the BASK tenant receivable balance was $1,524.

Tim Keogh, our Chief Executive Officer, is a Board Member of BASK.

During the three months ended December 31, 2019, the Company incurred and paid $45,000 of consulting expenses with SCP.

NOTE 6. INCOME/LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	December 31,
	2019	2018

Net income (loss) attributable to common stockholders	$1,017,985	$(538,508)

Basic weighted average outstanding shares of common stock	23,504,820	22,568,375
Dilutive effects of common share equivalents	-	-
Dilutive weighted average outstanding shares of common stock	23,504,820	22,568,375

Basic and diluted net loss per share of common stock	$0.04	$(0.02)

As of December 31, 2019, we have excluded 1,050,000 of stock options and 11,238,650 of warrants and 256,667 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net income (loss) per share since the effects are anti-dilutive. As of December 31, 2018, we have excluded 150,000 of stock options and 9,170,650 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive.

NOTE 7.  LEASES, COMMITMENTS AND CONTINGENCIES

Officer Employment Agreement. On March 25, 2014, the Company entered into an employment agreement with Mr. Keogh. The agreement: (i) has an initial term of three years; (ii) required Mr. Keogh to devote at least 50% of his time to the Company and; (iii) provided that the Company will pay Mr. Keogh $12,000 per month during the term of the agreement. In connection with this employment agreement the Company granted Mr. Keogh shares of common stock and options.   This agreement has expired but the terms are continuing on a month to month basis.

MCC. On January 14, 2015, we entered into an agreement to purchase a 52.6 acre parcel of undeveloped land in Freetown, Massachusetts. The property is located approximately 47 miles southeast of Boston. We plan to develop the property as the MCC. Plans for the MCC include the construction of sustainable greenhouse cultivation and processing facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program. We paid the seller $100,000 upon the signing of the agreement which amount was applied toward the purchase price at the closing.

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

The Company allocated $1,899,966 to the warrant which is reflected in additional paid-in-capital and was initially allocated to prepaid land lease. The fair value of the common stock on the date of the agreement was $73,000, which is also reflected in additional paid-in-capital and was also initially allocated to prepaid land lease. On June 26, 2019 the expiration date of warrants to purchase 3,640,000 shares of common stock was extended to October 17, 2021. In August 2019, the Company completed construction of Building 1 at MCC and on September 1st, 2019, Bask, Inc commenced its 15-year lease of Building 1 which includes a base rent plus 15% of BASK’s gross revenue. The Company has the option to extend the term of the land lease for four (4) additional ten (10) year periods.

Effective October 1, 2019, the Company adopted Topic 842 and recorded ROU assets and lease liabilities of $6,980,957 and $4,256,869, respectively. As part of the adoption, prepaid land lease balance of $2,724,088 was classified as a component of the Company’s ROU assets.

The Company constructed Building 1 on the leased land and on September 1, 2019, Bask, Inc. commenced its 15-year sublease of Building 1 which includes a base rent plus 15% of BASK’s gross revenues. This sublease income is recorded as Rental income - related party on the Company’s consolidated statement of operations.

As of December 31, 2019, the Company’s right-of-use assets were $6,964,302, the Company’s current maturities of operating lease liabilities were $9,093, and the Company’s noncurrent lease liabilities were $4,245,612. During the three months ended December 31, 2019, the Company had operating cash flows from operating leases of 85,375.

The table below presents lease related terms and discount rates as of December 31, 2019.

As of December 31, 2019

Weighted average remaining lease term
Operating leases (in years)	47.0
Weighted average discount rate
Operating leases	7.9%

The reconciliation of the maturities of the operating leases to the lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2019 are as follows:

2020	$256,125
2021	341,500
2022	341,500
2023	341,500
2024	341,500
Thereafter	14,343,000
Total lease payments	15,965,125
Less: Present value discount	(11,710,420)
4,254,705
Less: operating lease liability, short term	(9,093)
Operating lease liability, long term	$4,245,612

Office space

In January 2018 the Company's offices moved to 1550 Wewatta St, Denver, CO 80202. The office space lease is a month-to-month lease with an original term of less than 12 months. The leases require the Company to pay all taxes, maintenance, insurance, and other operating expenses. Lease expense for office space was $3,801 for the three months ended December 31, 2019 and December 31, 2018.

Aggregate rental expense under all leases totaled approximately $103,666 and $103,615 for the three months ended December 31, 2019 and 2018, respectively.

NOTE 8.  SHAREHOLDERS’ EQUITY

Equity Line Agreement. On December 12, 2017, the Company entered into an amended and restated equity line agreement with Mountain States Capital, LLC (MSC). Under the equity line agreement, MSC agreed to provide the Company with up to $10,000,000 of funding through the purchase of shares of the Company's common stock.

The equity line agreement expired on August 14, 2019.

During the three months ended December 31, 2018, we sold 311,816 shares of common stock pursuant to the equity line agreement and received $650,000 in cash from the sale of these shares

Stock Options. There was no stock option activity for the quarter ended December 31, 2019. Stock option details are as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Exercisable at September 30, 2019	800,000	$1.69	4.0	$-
Outstanding as of December 31, 2019	1,050,000	$1.64	4.2	$-
Vested and expected to vest at December 31, 2019	1,050,000	$1.64	4.2	$-
Exercisable at December 31, 2019	800,000	$1.69	4.0	$-

Stock option-based compensation expense associated with stock options was $108,522 and $0 for the three months ended December 31, 2019 and 2018, respectively. At December 31, 2019, the remaining unrecognized stock-based compensation associated with stock options is $132,080. These expenses are expected to be recognized over a remaining weighted average period of 2.25 years.

Warrants. Warrant activity as of and for the three months ended December 31, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding as of September 30, 2019	11,238,650	1.52	2.00	$-
Outstanding as of December 31,2019	11,238,650	1.52	2.00	$-
Exercisable at December 31, 2019	11,238,650	1.52	2.00	$-

NOTE 9. INCOME TAXES

We did not record any income tax expense or benefit for the three months ended December 31, 2019 or 2018. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of December 31, 2019 and 2018.

As of December 31, 2019, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2019.

NOTE 10. SUBSEQUENT EVENTS

On February 5, 2020 the Company received cash of $2,069,138 from WGP as payment in full for the fully reserved notes and other receivables related to the January 18, 2018 arbitration award which include principal, interest, attorneys’ fees and arbitration fees (see Note 3).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended September 30, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K

Forward-Looking Statements

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

AmeriCann, Inc. plans to apply for Marijuana Product Manufacturing and cultivation licenses to operate at MCC but also enter into agreements with other licensed cannabis businesses in Massachusetts to occupy space in the million square foot project. AmeriCann will generate revenue through lease arrangements with the operators that include base rents and royalty payments up to 15% of gross revenue generated from products produced at MCC.

AmeriCann, through a 100% owned subsidiary AmeriCann Brands, Inc., plans to secure licenses from the Massachusetts Cannabis Control Commission to provide extraction and product manufacturing support to the entire MCC project, as well as to other licensed cannabis farmers throughout regulated markets. AmeriCann Brands plans to occupy space in Building 2 at MCC which is in the final design process. In addition to large-scale extraction of cannabis plant material, AmeriCann Brands plans to produce branded consumer packaged goods including cannabis beverages, vaporizer products, edible products, non-edible products and concentrates at the state-of-the-art facility.

AmeriCann plans to replicate the brands, technology and innovations developed at its MCC project to new markets as a multi-state operator.

SIGNIFICANT ACCOUNTING POLICIES

Leases

Effective October 1, 2019, we adopted ASC 842 Lease Accounting using the Transition method. We determine if an arrangement is a lease at inception.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Variable lease payments are not included in the calculation of the right-of-use asset and lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Under the available practical expedient, we account for the lease and non-lease components as a single lease component for all classes of underlying assets as both a lessee and lessor. Further, we elected a short-term lease exception policy on all classes of underlying assets, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less).

RESULTS OF OPERATIONS

Total Revenues

During the three months ended December 31, 2019 and 2018, we generated $34,691 and $0 in revenue, respectively. The increase in revenues is due to the lease rent revenue from BASK.

Advertising and Marketing Expenses

Advertising and marketing expenses were $36,126 and $16,856 for the three months ended December 31, 2019 and 2018, respectively. The increase is due to more advertising and marketing activities, as the Company is shifting its focus to the planning and development of the first phase building of the Massachusetts Cannabis Center.

Professional Fees

Professional fees were $86,609 and $128,933 for the three months ended December 31, 2019 and 2018, respectively. The decrease is due to a decrease in legal fees.

General and Administrative Expenses

General and administrative expenses were $456,348 and $212,112 for the three months ended December 31, 2019 and 2018, respectively. The increase is primarily a result of an increase in depreciation expense, stock compensation expense and payroll expenses.

Recovery of Provision for Doubtful Accounts

Provision for doubtful accounts was ($1,761,675) and $0 for the three months ended December 31, 2019 and 2018, respectively. The decrease is a result of a reversal of the reserve on the receivable balance with WGP, as the payment was received in February 2020.

Interest Income

Interest income was $0 and $7,672 for the three months ended December 31, 2019 and 2018, respectively.

Interest Expense

Interest expense was $199,298 and $185,249 for the three months ended December 31, 2019 and 2018, respectively. The increase is primarily attributable to amortization of debt discounts during the three months ended December 31, 2018.

Net Operating Income/Loss

We had a net income (loss) of $1,017,985 and $(538,508) for the three months ended December 31, 2019 and 2018, respectively. The decrease in net loss is attributable to collection of the arbitration award and changes in operating expenses and interest income and expense, each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $16,995,224 and $ 18,013,209 at December 31, 2019 and September 30, 2019, respectively, and had a net income of $1,017,985 (including a reduction of a previously recorded reserve of $1,761,675) for the three months ended December 31, 2019. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities.

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

Notes Payable

See Notes 4 the unaudited consolidated financial statements filed with this report for information concerning our notes payable

Analysis of Cash Flows

During the three months ended December 31, 2019, our net cash flows used in operations were $603,548 as compared to net cash flows used in operations of $534,409 for the three months ended December 31, 2018. The increase is primarily due to the timing of working capital payments, depreciation expense during the three months ended December 31, 2019 and higher amortization of debt discounts during the three months ended December 31, 2018.

Cash flows used in investing activities were $300,214 for the three months ended December 31, 2019, consisting of additions to fixed assets and construction in progress and payments on notes receivables. Cash flows provided by investing activities were $21,138 for the three months ended December 31, 2018, consisting of additions to constructions in progress.

Cash flows provided by financing activities were $0 for the three months ended December 31, 2019. Cash flows provided by financing activities were $1,045,500 for the three months ended December 31, 2018, consisting of common stock issued for cash and proceeds from the exercise of warrants.

We do not have any firm commitments from any person to provide us with any capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2019, we did not have any off balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective for the same reasons that our internal control over financial reporting were not effective.

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICANN, INC.

Dated: February 19, 2020	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer