Form 10-Q
period 2020-03-31
AmeriCann, Inc.
filed 2020-05-14
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number: 001-35902

AMERICANN, INC

(Exact name of registrant as specified in its charter)

Delaware	27-4336843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1555 Blake Street, Unit 502 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☑

As of May 8, 2020, the registrant had 23,504,820 shares of common stock outstanding.

AmeriCann, Inc.

FORM 10-Q

TABLE OF CONTENTS

		PAGE NO.
PART I FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:
	Consolidated Balance Sheets as of March 31, 2020 and September 30, 2019	3
	Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2020 and 2019	4
	Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended March 31, 2020 and 2019	5
	Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2020 and 2019	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	19

PART II OTHER INFORMATION

Item 6.	Exhibits	20

SIGNATURES		21

Part I:  FINANCIAL INFORMATION

Item 1.      UNAUDITED Financial Statements

AMERICANN, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2020	September 30, 2019

Assets
Current Assets:
Cash and cash equivalents	$414,904	$465,843
Restricted cash	871	826,219
Tenant receivable	2,667	11,564
Current portion of prepaid land lease	-	57,959
Prepaid expenses and other current assets	13,652	13,632
Current portion of note receivable - related party	30,860	32,270
Total current assets	462,954	1,407,487

Property, Plant and Equipment, net	7,729,990	7,572,788
Operating lease - right-of-use asset	6,947,605	-
Notes and other receivables (net of allowance of $1,761,675 as of September 30, 2019)	-	-
Note receivable - related party	108,261	116,493
Prepaid land lease and related deposits, net of current portion	-	2,666,129
Security deposit and other assets	3,110	3,110
Total assets	$15,251,920	$11,766,007

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$83,139	$265,276
Interest payable (including $4,964 and $12,283 to related parties)	45,325	121,883
Other payables	11,005	9,129
Operating lease liability, short term	9,273	-
Notes payable	150,000	385,000
Total current liabilities	298,742	781,288

Notes payable (net of unamortized discounts of $727,342 and $882,603)	3,272,658	3,117,397
Notes payable - related party	581,646	1,756,646
Operating lease liability, long term	4,243,224	-

Total liabilities	8,396,270	5,655,331

Commitments and contingencies - see Note 7

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 23,504,820 shares issued and outstanding as of March 31, 2020 and September 30, 2019	2,351	2,351
Additional paid in capital	24,268,607	24,121,534
Accumulated deficit	(17,415,308)	(18,013,209)
Total stockholders' equity	6,855,650	6,110,676

Total liabilities and stockholders' equity	$15,251,920	$11,766,007

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six months ended March 31,
	2020	2019	2020	2019

Revenues:
Rental income - related party	$34,690	$-	$69,381	$-
Total revenues	34,690	-	69,381	-

Operating expenses:
Advertising and marketing	1,415	44,190	37,541	61,046
Professional fees	143,779	170,310	230,388	299,243
General and administrative expenses	393,616	305,091	849,964	517,203
Recovery of loss provision for doubtful accounts	-	-	(1,761,675)	-
Total operating expenses	538,810	519,591	(643,782)	877,492

(Loss) income from operations	(504,120)	(519,591)	713,163	(877,492)

Other income (expense):
Interest income	320,313	7,417	320,313	15,089
Interest expense	(206,606)	(11,736)	(366,055)	(163,124)
Other income (expense)	-	-	-	(3,030)
Interest expense - related party	(29,671)	(33,010)	(69,520)	(66,871)
Total other income (expense)	84,036	(37,329)	(115,262)	(217,936)

Net (loss) income	$(420,084)	$(556,920)	$597,901	$(1,095,428)

Basic and diluted (loss) income per common share	$(0.02)	$(0.02)	$0.03	$(0.05)

Weighted average common shares outstanding	23,504,820	22,913,023	23,504,820	22,738,806

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2018	-	$-	22,106,763	$2,211	$19,937,606	$(13,109,541)	$6,830,276
Stock issued for cash, net	-	-	311,816	31	649,969	-	650,000
Conversion of debt	-	-	31,328	3	46,989	-	46,992
Stock issued for warrants exercised, net	-	-	308,000	31	395,469	-	395,500
Stock issued for services	-	-	25,000	3	64,997	-	65,000
Net loss	-	-	-	-	-	(538,508)	(538,508)
Balances, December 31, 2018	-	$-	22,782,907	$2,279	$21,095,030	$(13,648,049)	$7,449,260
Stock issued for cash, net	-	-	176,609	17	303,984	-	304,001
Conversion of debt	-	-	20,000	2	29,998	-	30,000
Stock issued for warrants exercised, net	-	-	25,000	3	24,997	-	25,000
Net loss	-	-	-	-	-	(556,920)	(556,920)
Balances, March 31, 2019	-	$-	23,004,516	$2,301	$21,454,009	$(14,204,969)	$7,251,341

	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2019	-	$-	23,504,820	$2,351	$24,121,534	$(18,013,209)	$6,110,676
Stock-based compensation	-		-	-	108,522	-	108,522
Net income	-		-	-	-	1,017,985	1,017,985
Balances, December 31, 2019	-	$-	23,504,820	$2,351	$24,230,056	$(16,995,224)	$7,237,183
Stock-based compensation	-		-	-	38,551	-	38,551
Net loss	-		-	-	-	(420,084)	(420,084)
Balances, March 31, 2020	-	$-	23,504,820	$2,351	$24,268,607	$(17,415,308)	$6,855,650

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

consolidated STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$597,901	$(1,095,428)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	221,355	691
Amortization of right of use assets	33,352	-
Recovery of loss provision for doubtful accounts	(1,761,675)	-
Stock based compensation and option expense	147,073	-
Stock issued for services	-	65,000
Loss on disposal of fixed assets	-	3,030
Amortization of equity instruments issued to lessor	-	19,730
Amortization of debt discount	155,261	128,068
Changes in operating assets and liabilities:
Tenant receivable	8,897	-
Notes and other receivables	1,761,675	-
Prepaid expenses	(20)	210
Accounts payable and accrued expenses	(182,137)	(15,913)
Operating lease liability	(4,372)	-
Interest payable	(69,238)	(75)
Interest payable - related party	(7,320)	(12,742)
Other payables	1,876	13,247
Net cash flows provided by (used in) operations	902,628	(894,182)

Cash flows from investing activities:
Additions to construction in progress	-	(2,702,532)
Additions to fixed assets	(378,557)	-
Payments received on notes receivable - related party	9,642	11,445
Net cash flows used in investing activities	(368,915)	(2,691,087)

Cash flows from financing activities:
Common stock issued for cash, net	-	954,001
Proceeds from the exercise of warrants	-	420,500
Payments on note payable - related party	(1,175,000)	-
Principal payments on notes payable	(235,000)	(35,000)
Net cash flows (used in) provided by financing activities	(1,410,000)	1,339,501

Net decrease in cash, cash equivalents, and restricted cash	(876,287)	(2,245,768)

Cash, cash equivalents, and restricted cash at beginning of period	1,292,062	4,016,949

Cash, cash equivalents, and restricted cash at end of period	$415,775	$1,771,181

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$356,872	$114,745
Cash paid for income taxes	$-	$-

Shares issued for conversion of debt and accrued interest	-	76,992

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

Basis of Presentation

The (a) consolidated balance sheet as of September 30, 2019, which has been derived from audited financial statements, and (b) the unaudited financial statements as of and for the six months ended March 31, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on January 14, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2019 as reported in the Form 10-K have been omitted.

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

Significant Accounting Policies

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	March 31, 2020	September 30, 2019

Cash and cash equivalents	$414,904	$465,843
Restricted cash	871	826,219
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$415,775	$1,292,062

Amounts included in restricted cash represent those required to be set aside by a contractual agreement with a lender for the payment of specific construction related expenditures as part of the Company’s property development in Massachusetts.

Property, Plant and Equipment, net

Property and equipment are stated at cost. Depreciation of property and equipment begins in the month following the month when the asset is placed into service and is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to twenty years. Property, plant and equipment consist of:

	March 31, 2020	September 30, 2019

Buildings and improvements	$7,600,157	$7,571,176
Computer equipment	349,576	-
Furniture and equipment	2,764	2,764
Total	7,952,497	7,573,940
Accumulated depreciation	(222,507)	(1,152)
Property, plant and equipment, net	$7,729,990	$7,572,788

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

Additionally, the Company’s adoption of Topic 842 did not have a significant impact on the recognition, measurement or presentation of lease revenue and lease expenses within the consolidated statements of operations or the consolidated statements of cash flows. The Company’s adoption of Topic 842 did not have a material impact on the timing or amount of the Company’s lease revenue as a lessor in its sublease agreement.  The Company’s prepaid land lease balance that was recorded in current and other assets in the Company’s September 30, 2019 balance sheet has been classified as a component of the Company’s right-of-use assets effective October 1, 2019. The consolidated financial statements for the six months ended March 31, 2020 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. See Note 7, Leases, Commitments and Contingencies, for more information.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $17,415,308 and $ 18,013,209 at March 31, 2020 and September 30, 2019, respectively. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities.

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

NOTE 3. NOTES AND OTHER RECEIVABLES

Notes and other receivables as of March 31, 2020 and September 30, 2019, consisted of the following:

	March 31, 2020	September 30, 2019

Notes and other receivables from WGP, a licensed medical marijuana cultivator; $673,294 note secured by real and personal property of the borrower, interest rate of 18.0%; accrued consulting and legal fees of $206,675, construction advances of $332,357 and accrued interest of $549,349 at September 30, 2019. Net of reserves of $1,761,675 as of September 30, 2019. Balance was collected in full in February 2020.	$-	$-

Related party note receivable from BASK, a non-profit corporation, interest rate of 18.0%; monthly principal and interest payments of $4,422, maturing in 2023.	139,121	148,763

	139,121	148,763
Less: Current portion	(30,860)	(32,270)

	$108,261	$116,493

The notes and other receivables from Wellness Group Pharms (“WGP”) were fully reserved as of September 30, 2019 due to ongoing disputes between the Company and WGP. The Company filed a Demand for Arbitration against WGP on April 7, 2017. On January 18, 2018, the arbitration panel awarded the Company $1,045,000 plus interest at the rate of 18% per year from April 18, 2015 to March 18, 2018 for $550,000. In addition to the principal and interest awarded of $1,595,000, the Company was also awarded its attorneys’ fees and arbitration fees. The Company, as of December 31, 2019, reversed the previously recorded reserve on the receivable with WGP in the amount of $1,761,675 since on February 5, 2020 the Company received cash of $2,069,138 from WGP as payment in full for the fully reserved notes and other receivables which include principal, interest, attorneys’ fees and arbitration fees.

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

The broker for the loan received a cash commission of $320,000 plus warrants to purchase 48,000 shares of the Company's common stock. The warrants are exercisable at a price of $1.50 per share and expire on August 2, 2024. The cash commission and the fair value of the warrants amounting to $52,392 were recognized as a discount to the note.

The Company allocated the proceeds between the note and the warrants based on their relative fair values. The relative fair value of the 600,000 warrants was $562,762 which was recognized as additional paid in capital and a corresponding debt discount.

At March 31, 2020, the outstanding principal on these notes was $4,000,000 and the unamortized debt discount was $727,342. All debt discounts are being amortized on a straight-line basis over the term of the note. Amortization expense related to the debt discounts was $155,261 for the six months ended March 31, 2020.

December 2017 Convertible Note Offering

On December 29, 2017 the Company sold convertible notes in the principal amount of $800,000 to a group of accredited investors. The notes bear interest at 8% per year, are unsecured, and were due and payable on December 31, 2018. On December 31, 2018, the maturity date of the notes were extended to December 31, 2019. The notes were fully paid off in January 2020.

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

The Company allocated the proceeds between the note and the warrants based on their relative fair values. The relative fair value of the 640,000 warrants was $607,024 which was recognized as additional paid in capital and a corresponding debt discount. After such allocation, the effective conversion price on the issuance date was less than the fair value of the stock into which the notes were convertible, giving rise to a beneficial conversion feature of $128,976 which was recognized as additional paid in capital and a corresponding debt discount.

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

At March 31, 2020 and September 30, 2019, the outstanding principal on these notes was $0 and $195,000, respectively. All debt discounts are being recognized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts were $0 and $51,749 for the six months ended March 31, 2020 and 2019, respectively.

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

At March 31, 2020 and September 30, 2019, the outstanding principal on these notes was $150,000 and $190,000, respectively. All debt discounts are being recognized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts were $0 and $87,001 for the six months ended March 31, 2020 and 2019, respectively. On December 31, 2019, a note in the amount of $150,000 was extended to mature on December 31, 2020. A loan in the amount of $40,000 was paid off in January 2020.

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

The first note, in the principal amount of $1,000,000, bears interest at 9.5% per year and was due and payable on December 31, 2019. Interest is payable quarterly. The note can be converted at any time, at the option of SCP, into shares of our common stock, initially at a conversion price of $1.25 per share.

The second note, in the principal amount of $756,646, bears interest at 8% per year and matures on December 31, 2019. Interest is payable quarterly. The note is not convertible into shares of our common stock but is secured by a first lien on all amounts due to us by WGP. Any payments received from the sale, lease or commercialization of the property in Denver, and any amounts received from WGP, will be applied to the principal amount of the note. Otherwise, all unpaid principal and interest was due on December 31, 2019.

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

On September 30, 2019, both notes were amended and combined into one note, in the principal amount of $1,756,646, bearing interest of 9% per year and maturing on December 31, 2022. Additionally, the conversion option in the first note was eliminated. The new note is secured by all amounts due from WGP or its affiliates. SCP also received warrants to purchase 1,500,000 shares of the Company's common stock. The warrants are exercisable at a price of $1.25 per share and expire on December 31, 2022. The debt modification was deemed substantial and was accounted for as a debt extinguishment. The fair value of the 1,500,000 warrants was $977,110 and was recognized as loss on extinguishment of debt and the remaining unamortized premium and discount was written off during the year ended September 30, 2019.

Accrued interest on these notes payable was $4,964 and $12,283 at March 31, 2020 and September 30, 2019, respectively.

At March 31, 2020 and September 30, 2019, the outstanding principal on these notes was $581,646 and $1,756,646, respectively. Amortization of debt premium was $0 and $10,682 for the six months ended March 31, 2020 and 2019, respectively.

NOTE 5. RELATED PARTY TRANSACTIONS

BASK (formerly Coastal Compassion, Inc). On April 7, 2016, we signed agreements with BASK. BASK is one of a limited number of organizations that has received a provisional or final registration to cultivate, process and sell medical and adult use cannabis by the Massachusetts Cannabis Control Commission.

Pursuant to the agreements, we agreed to provide BASK with financing for construction and working capital required for BASK’s approved dispensary and cultivation center in Fairhaven, MA.

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 into a new loan with payments over 5 years with 18% interest. At March 31, 2020 and September 30, 2019, the outstanding balance on the note receivable was $139,121 and 148,763, respectively

On July 26, 2019, the Company entered into a 15-Year Triple Net lease of Building 1 of the MCC with BASK. The lease commenced on September 1, 2019 and includes an annual base rent of $135,000 and a revenue participation fee equivalent to 15% of BASK's gross revenues. As of March 31, 2020, the BASK tenant receivable balance was $2,667.

Tim Keogh, our Chief Executive Officer, is a Board Member of BASK.

During the six months ended March 31, 2020, the Company incurred and paid $90,000 of consulting fees to SCP.

NOTE 6. INCOME/LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Net (loss) income attributable to common stockholders	$(420,084)	$(556,920)	$597,901	$(1,095,428)

Basic weighted average outstanding shares of common stock	23,504,820	22,913,023	23,504,820	22,738,806
Dilutive effects of common share equivalents	-	-	-	-
Dilutive weighted average outstanding shares of common stock	23,504,820	22,913,023	23,504,820	22,738,806

Basic and diluted net (loss) income per share of common stock	$(0.02)	$(0.02)	$0.03	$(0.05)

As of March 31, 2020, we excluded 1,050,000 of stock options and 11,238,650 of warrants and 100,000 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net income (loss) per share since the effects are anti-dilutive. As of March 31, 2019, we excluded 150,000 of stock options and 9,145,650 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive.

NOTE 7.  LEASES, COMMITMENTS AND CONTINGENCIES

MCC. On January 14, 2015, we entered into an agreement to purchase a 52.6 acre parcel of undeveloped land in Freetown, Massachusetts. The property is located approximately 47 miles southeast of Boston. We are developing the property as the MCC. Plans for the MCC include the construction of sustainable greenhouse cultivation and processing facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program. We paid the seller $100,000 upon the signing of the agreement which amount was applied toward the purchase price at the closing.

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

The Company constructed Building 1 on the leased land and on September 1, 2019, BASK, commenced its 15-year sublease of Building 1 which includes a base rent plus 15% of BASK’s gross revenues. This sublease income is recorded as Rental income - related party on the Company’s consolidated statement of operations.

As of March 31, 2020, the Company’s right-of-use assets were $6,947,605, the Company’s current maturities of operating lease liabilities were $9,273, and the Company’s noncurrent lease liabilities were $4,243,224. During the six months ended March 31, 2020, the Company had operating cash flows from operating leases of 170,750.

The table below presents lease related terms and discount rates as of March 31, 2020.

As of March 31, 2020

Weighted average remaining lease term
Operating leases (in years)	46.5
Weighted average discount rate
Operating leases	7.9%

The reconciliation of the maturities of the operating leases to the lease liabilities recorded in the Consolidated Balance Sheet as of March 31, 2020 are as follows:

2020 (six months remaining)	$170,750
2021	$341,500
2022	$341,500
2023	$341,500
2024	$341,500
Thereafter	$14,343,000

Total lease payments	15,879,750
Less: Interest	(11,627,253)
$4,252,497

Less: operating lease liability, current portion	(9,273)
Operating lease liability, long term	$4,243,224

Office space

In January 2018 the Company's offices moved to 1550 Wewatta St, Denver, CO 80202. The office space lease is a month-to-month lease with an original term of less than 12 months. The leases require the Company to pay all taxes, maintenance, insurance, and other operating expenses. Lease expense for office space was $4,247 and $3,993 for the three months ended March 31, 2020 and 2019, respectively and $8,048 and $7,743 for the six months ended March 31, 2020 and 2019, respectively. This lease was terminated effective April 30, 2020, see Note 10.

Aggregate rental expense under all leases totaled $103,666 and $103,615 for the three months ended March 31, 2020 and 2019, respectively. Aggregate rental expense under all leases totaled $191,037 and $207,170 for the six months ended March 31, 2020 and 2019, respectively.

NOTE 8.  STOCKHOLDERS’ EQUITY

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

Stock Options. There was no stock option activity for the six months ended March 31, 2020. Stock option details are as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding as of September 30, 2019	800,000	$1.69	4.0	$-
Outstanding as of March 31, 2020	1,050,000	$1.64	4.0	$-
Vested and expected to vest at March 31, 2020	1,050,000	$1.64	4.0	$-
Exercisable at March 31, 2020	850,000	$1.68	3.8	$-

Stock option-based compensation expense associated with stock options was $147,073 and $0 for the six months ended March 31, 2020 and 2019, respectively. At March 31, 2020, the remaining unrecognized stock-based compensation associated with stock options is $93,529. These expenses are expected to be recognized over a remaining weighted average period of 2.0 years.

Warrants. There was no warrant activity for the six months ended March 31, 2020. Warrant details are as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding as of September 30, 2019	11,238,650	1.52	2.3	$-
Outstanding as of March 31,2020	11,238,650	1.52	1.8	$-
Exercisable at March 31, 2020	11,238,650	1.52	1.8	$-

NOTE 9. INCOME TAXES

We did not record any income tax expense or benefit for the three or six months ended March 31, 2020 or 2019. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of March 31, 2020 and 2019.

As of March 31, 2020, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2019.

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

AmeriCann, Inc. has applied for Marijuana Product Manufacturing and cultivation licenses to operate at MCC and also enter into agreements with other licensed cannabis businesses in Massachusetts to occupy space in the million square foot project. AmeriCann will generate revenue through lease arrangements with the operators that include base rents and royalty payments up to 15% of gross revenue generated from products produced at MCC.

AmeriCann, through a 100% owned subsidiary, AmeriCann Brands, Inc., has applied for licenses from the Massachusetts Cannabis Control Commission to cultivate cannabis and provide extraction and product manufacturing support to the entire MCC project, as well as to other licensed cannabis farmers throughout regulated markets. AmeriCann Brands plans to occupy space in Building 2 at MCC which is in the final design process. In addition to large-scale extraction of cannabis plant material, AmeriCann Brands plans to produce branded consumer packaged goods including cannabis beverages, vaporizer products, edible products, non-edible products and concentrates at the state-of-the-art facility.

AmeriCann plans to replicate the brands, technology and innovations developed at its MCC project to new markets as a multi-state operator.

COVID-19 Pandemic

The Company believes that the COVID- 19 pandemic has had certain impacts on its business, but management does not believe there has been a material impact from the effects of the pandemic on the Company’s business and operations, results of operations, financial condition, cash flows, liquidity or capital and financial resources.

The Company has established policies to monitor the pandemic and has taken a number of actions to protect its employees, including restricting travel, encouraging quarantine and isolation when warranted, and directing most of its employees to work from home.

The Company’s Joint Venture partner recently commenced operations at AmeriCann’s Massachusetts Cannabis Center (“MCC”) in Freetown, MA. The initial phase of the development, Building 1, is a 30,000-square foot state-of-the-art cultivation and processing facility, 100 percent of which is occupied by Bask, Inc., an existing Massachusetts licensed vertically integrated cannabis operator. Building 1 is an operating, licensed medical cannabis cultivation and processing facility, which supports Bask’s medical dispensary, home delivery service, and wholesale partners.

In an effort to mitigate the COVID- 19 pandemic Massachusetts implemented a “Stay at Home Advisory.” The advisory commenced March 24, 2020. Massachusetts Governor Baker deemed medical cannabis businesses as an essential service and, therefore, Building 1 has continued to operate in a standard manner without interruption, while management implemented guidelines from the CDC and Massachusetts.

Since the “Stay at Home Advisory” was implemented and Adult-use cannabis sales in Massachusetts have been prohibited, Bask’s retail medical sales have increased significantly from levels recorded prior to the commencement of the Advisory, while wholesale sales have decreased. More than 7,200 new patients in Massachusetts have obtained medical cards after the “Stay at Home Advisory” commenced.

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

RESULTS OF OPERATIONS

Total Revenues

During the three months ended March 31, 2020 and 2019, we generated $34,690 and $0 in revenue, respectively. During the six months ended March 31, 2020 and 2019, we generated $69,381 and $0 in revenue, respectively. The increase in revenues is due to the lease rent revenue from BASK.

Advertising and Marketing Expenses

Advertising and marketing expenses were $1,415 and $44,190 for the three months ended March 31, 2020 and 2019, respectively. During the six months ended March 31, 2020 and 2019, the advertising and marketing expenses were $37,541 and $61,046 respectively. The decrease is due to a decrease in public relations costs, as the Company is shifting its focus to the planning and development of Building 2, the second phase of development at the Massachusetts Cannabis Center.

Professional Fees

Professional fees were $143,779 and $170,310 for the three months ended March 31, 2020 and 2019, respectively. During the six months ended March 31, 2020 and 2019, the professional fees were $230,388 and $299,243, respectively. The decrease is due to a decrease in legal fees.

General and Administrative Expenses

General and administrative expenses were $393,616 and $305,091 for the three months ended March 31, 2020 and 2019, respectively. During the six months ended March 31, 2020 and 2019, the general and administrative expenses were $849,964 and $517,203, respectively. The increase is primarily a result of an increase in depreciation expense, stock compensation expense and payroll expenses.

Recovery of Provision for Doubtful Accounts

Provision for doubtful accounts was $0 for the three months ended March 31, 2020 and 2019, respectively. During the six months ended March 31, 2020 and 2019, the recovery of provision for doubtful accounts was $1,761,675 and $0, respectively. The decrease is a result of a reversal of the reserve on the receivable balance with WGP, as the payment was received in February 2020.

Interest Income

Interest income was $320,313 and $7,417 for the three months ended March 31, 2020 and 2019, respectively. During the six months ended March 31, 2020 and 2019, the interest income was $320,313 and $15,089, respectively. The increase is a result of the collection of the receivable balance from WGP.

Interest Expense

Interest expense was $206,606 and $11,736 for the three months ended March 31, 2020 and 2019, respectively. During the six months ended March 31, 2020 and 2019, the interest expense was $366,055 and $163,124, respectively. The increase is primarily attributable to interest on the $4,000,000 loan and the amortization of debt discounts during the three and six months ended March 31, 2020.

Net Operating Income/Loss

We had a net (loss) of $(420,084) and $(556,920) for the three months ended March 31, 2020 and 2019, respectively. We had a net income (loss) of $597,901 and $(1,095,428) for the six months ended March 31, 2020 and 2019, respectively. The decrease in net loss is attributable to an increase in revenues as well as the collection of the arbitration award and changes in operating expenses and interest income and expense, each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $17,415,308 and $18,013,209 at March 31, 2020 and September 30, 2019, respectively, and had a net income of $597,901 (including a reduction of a previously recorded reserve of $1,761,675) for the six months ended March 31, 2020. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities.

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

Notes Payable

See Notes 4 of the unaudited consolidated financial statements filed with this report for information concerning our notes payable.

Analysis of Cash Flows

During the six months ended March 31, 2020, our net cash flows provided by operations were $902,628 as compared to net cash flows used in operations of $894,182 for the six months ended March 31, 2019. The increase is primarily due to collection of the arbitration award, timing of working capital payments, and depreciation expense during the six months ended March 31, 2020.

Cash flows used in investing activities were $368,915 for the six months ended March 31, 2020, consisting of additions to fixed assets and payments on notes receivables. Cash flows used in investing activities were $2,691,087 for the six months ended March 31, 2029, consisting of additions to constructions in progress.

Cash flows provided by financing activities were $1,410,000 for the six months ended March 31, 2020, consisting of payments on notes payable. Cash flows provided by financing activities were $1,339,501 for the six months ended March 31, 20190, consisting of common stock issued for cash and proceeds from the exercise of warrants.

We do not have any firm commitments from any person to provide us with any capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2020, we did not have any off balance sheet arrangements.

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

Internal Control over Financial Reporting

As indicated in our Form 10-K filed on January 14, 2020, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2019 at the reasonable assurance level, as a result of a material weaknesses primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP, limited or no segregation of duties, and lack of independent directors.

We are currently in the process of evaluating the steps necessary to remediate these material weaknesses.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICANN, INC.

Dated: May 14, 2020	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer