Form 10-Q
period 2020-06-30
AmeriCann, Inc.
filed 2020-08-12
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

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

Yes ☐ No ☑

As of August 7, 2020, the registrant had 23,504,820 shares of common stock outstanding.

AmeriCann, Inc.

FORM 10-Q

TABLE OF CONTENTS

		PAGE NO.
PART I FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:
	Consolidated Balance Sheets as of June 30, 2020 and September 30, 2019	3
	Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2020 and 2019	4
	Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended June 30, 2020 and 2019	5
	Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2020 and 2019	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	19

PART II OTHER INFORMATION

Item 6.	Exhibits	20

SIGNATURES		21

Part I:  FINANCIAL INFORMATION

Item 1.      UNAUDITED Financial Statements

AMERICANN, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2020	September 30, 2019

Assets
Current Assets:
Cash and cash equivalents	$87,140	$465,843
Restricted cash	511	826,219
Tenant receivable	95,717	11,564
Current portion of prepaid land lease	-	57,959
Prepaid expenses and other current assets	2,500	13,632
Current portion of note receivable - related party	32,270	32,270
Total current assets	218,138	1,407,487

Property, Plant and Equipment, net	7,619,368	7,572,788
Operating lease - right-of-use asset	6,930,865	-
Notes and other receivables (net of allowance of $1,761,675 as of September 30, 2019)	-	-
Note receivable - related party	95,005	116,493
Prepaid land lease and related deposits, net of current portion	-	2,666,129
Security deposit and other assets	-	3,110
Total assets	$14,863,376	$11,766,007

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$53,927	$265,276
Accounts payable - related party	30,000	-
Interest payable (including $13,051 and $12,283 to related parties)	55,199	121,883
Other payables	7,572	9,129
Operating lease liability, short term	7,023	-
Notes payable (net of discounts of $0 and $0)	150,000	385,000
Total current liabilities	303,721	781,288

Notes payable (net of unamortized discounts of $649,412 and $882,603)	3,350,588	3,117,397
Notes payable - related party	581,646	1,756,646
Operating lease liability, long term	4,243,224	-

Total liabilities	8,479,179	5,655,331

Commitments and contingencies - see Note 7

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 23,504,820 shares issued and outstanding as of June 30, 2020 and September 30, 2019	2,351	2,351
Additional paid in capital	24,286,633	24,121,534
Accumulated deficit	(17,904,787)	(18,013,209)
Total stockholders' equity	6,384,197	6,110,676

Total liabilities and stockholders' equity	$14,863,376	$11,766,007

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019

Revenues:
Rental income - related party	$146,569	$-	$215,950	$-
Total revenues	146,569	-	215,950	-

Operating expenses:
Advertising and marketing	638	37,832	38,179	98,878
Professional fees	89,778	273,621	320,166	572,864
General and administrative expenses	347,759	199,058	1,197,723	716,261
Recovery of loss provision for doubtful accounts	-	-	(1,761,675)	-
Total operating expenses	438,175	510,511	(205,607)	1,388,003

(Loss) income from operations	(291,606)	(510,511)	421,557	(1,388,003)

Other income (expense):
Interest income	5,844	7,150	326,157	22,239
Interest expense	(190,666)	(19,449)	(556,721)	(182,573)
Other income (expense)	-	-	-	(3,030)
Interest expense - related party	(13,051)	(33,435)	(82,571)	(100,306)
Total other income (expense)	(197,873)	(45,734)	(313,135)	(263,670)

Net (loss) income	$(489,479)	$(556,245)	$108,422	$(1,651,673)

Basic and diluted (loss) income per common share	$(0.02)	$(0.02)	$0.00	$(0.07)

Weighted average common shares outstanding	23,504,820	23,005,753	23,504,820	22,858,359

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2018	-	$-	22,106,763	$2,211	$19,937,606	$(13,109,541)	$6,830,276
Stock issued for cash, net	-	-	311,816	31	649,969	-	650,000
Conversion of debt	-	-	31,328	3	46,989	-	46,992
Stock issued for warrants exercised, net	-	-	308,000	31	395,469	-	395,500
Stock issued for services	-	-	25,000	3	64,997	-	65,000
Net loss	-	-	-	-	-	(538,508)	(538,508)
Balances, December 31, 2018	-	$-	22,782,907	$2,279	$21,095,030	$(13,648,049)	$7,449,260
Stock issued for cash, net	-	-	176,609	17	303,984	-	304,001
Conversion of debt	-	-	20,000	2	29,998	-	30,000
Stock issued for warrants exercised, net	-	-	25,000	3	24,997	-	25,000
Net loss	-	-	-	-	-	(556,920)	(556,920)
Balances, March 31, 2019	-	$-	23,004,516	$2,301	$21,454,009	$(14,204,969)	$7,251,341
Stock issued for cash	-	-	81,826	8	109,992	-	110,000
Conversion of debt	-	-	123,014	12	184,509	-	184,521
Stock issued for warrants exercised, net	-	-	55,000	6	54,994	-	55,000
Net loss	-	-	-	-	-	(556,245)	(556,245)
Balances, June 30, 2019	-	$-	23,264,356	$2,327	$21,803,504	$(14,761,214)	$7,044,617

	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2019	-	$-	23,504,820	$2,351	$24,121,534	$(18,013,209)	$6,110,676
Stock-based compensation	-		-	-	108,522	-	108,522
Net income	-		-	-	-	1,017,985	1,017,985
Balances, December 31, 2019	-	$-	23,504,820	$2,351	$24,230,056	$(16,995,224)	$7,237,183
Stock-based compensation	-		-	-	38,551	-	38,551
Net loss	-		-	-	-	(420,084)	(420,084)
Balances, March 31, 2020	-	$-	23,504,820	$2,351	$24,268,607	$(17,415,308)	$6,855,650
Stock-based compensation	-		-	-	18,026	-	18,026
Net loss	-		-	-	-	(489,479)	(489,479)
Balances, June 30, 2020	-	$-	23,504,820	$2,351	$24,286,633	$(17,904,787)	$6,384,197

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

consolidated STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$108,422	$(1,651,673)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	334,066	922
Amortization of right of use assets	50,092	-
Recovery of loss provision for doubtful accounts	(1,761,675)	-
Stock based compensation and option expense	165,099	65,000
Loss on disposal of fixed assets	-	3,030
Amortization of equity instruments issued to lessor	-	29,595
Amortization of debt discount	233,191	123,217
Changes in operating assets and liabilities:
Tenant receivable	(84,153)	-
Notes and other receivables	1,761,675	-
Prepaid expenses	14,242	4,970
Accounts payable and accrued expenses	(211,349)	298,138
Operating lease liability	(6,622)	-
Accounts payable - related party	30,000	26,783
Interest payable	(67,452)	4,415
Interest payable - related party	768	25,993
Other payables	(1,557)	8,848
Net cash flows provided by (used in) operations	564,747	(1,060,762)

Cash flows from investing activities:
Additions to construction in progress	-	(4,706,184)
Additions to fixed assets	(380,646)	-
Payments received on notes receivable - related party	21,488	21,985
Net cash flows used in investing activities	(359,158)	(4,684,199)

Cash flows from financing activities:
Common stock issued for cash, net	-	1,064,001
Proceeds from note payable, net of financing costs	-	230,000
Proceeds from the exercise of warrants	-	475,500
Payments on note payable - related party	(1,175,000)	-
Principal payments on notes payable	(235,000)	(35,000)
Net cash flows (used in) provided by financing activities	(1,410,000)	1,734,501

Net decrease in cash, cash equivalents, and restricted cash	(1,204,411)	(4,010,460)

Cash, cash equivalents, and restricted cash at beginning of period	1,292,062	4,016,949

Cash, cash equivalents, and restricted cash at end of period	$87,651	$6,489

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$472,785	$129,254
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:
ROU Asset and operating lease obligation recognized upon adoption of Topic 842	$6,980,957	$-
Notes payable and interest converted into shares of stock	$-	$261,513

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

Basis of Presentation

The (a) consolidated balance sheet as of September 30, 2019, which has been derived from audited financial statements, and (b) the unaudited financial statements as of and for the nine months ended June 30, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on January 14, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2019 as reported in the Form 10-K have been omitted.

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

Significant Accounting Policies

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	June 30, 2020	September 30, 2019

Cash and cash equivalents	$87,140	$465,843
Restricted cash	511	826,219
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$87,651	$1,292,062

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

Property, Plant and Equipment, net

Property and equipment are stated at cost. Depreciation of property and equipment begins in the month following the month when the asset is placed into service and is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to twenty years. Property, plant and equipment consist of:

	June 30, 2020	September 30, 2019

Buildings and improvements	$7,602,246	$7,571,176
Computer equipment	349,576	-
Furniture and equipment	2,764	2,764
Total	7,954,586	7,573,940
Accumulated depreciation	(335,218)	(1,152)
Property, plant and equipment, net	$7,619,368	$7,572,788

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

Additionally, the Company’s adoption of Topic 842 did not have a significant impact on the recognition, measurement or presentation of lease revenue and lease expenses within the consolidated statements of operations or the consolidated statements of cash flows. The Company’s adoption of Topic 842 did not have a material impact on the timing or amount of the Company’s lease revenue as a lessor in its sublease agreement.  The Company’s prepaid land lease balance that was recorded in current and other assets in the Company’s September 30, 2019 balance sheet has been classified as a component of the Company’s right-of-use assets effective October 1, 2019. The consolidated financial statements for the nine months ended June 30, 2020 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. See Note 7, Leases, Commitments and Contingencies, for more information.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $17,904,787 and $ 18,013,209 at June 30, 2020 and September 30, 2019, respectively. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities.

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

NOTE 3. NOTES AND OTHER RECEIVABLES

Notes and other receivables as of June 30, 2020 and September 30, 2019, consisted of the following:

	June 30, 2020	September 30, 2019

Notes and other receivables from WGP, a licensed medical marijuana cultivator; $673,294 note secured by real and personal property of the borrower, interest rate of 18.0%; accrued consulting and legal fees of $206,675, construction advances of $332,357 and accrued interest of $549,349 at September 30, 2019. Net of reserves of $1,761,675 as of September 30, 2019. Balance was collected in full in February 2020.	$-	$-

Related party note receivable from BASK, a non-profit corporation, interest rate of 18.0%; monthly principal and interest payments of $4,422, maturing in 2023.	127,275	148,763

	127,275	148,763
Less: Current portion	(32,270)	(32,270)

	$95,005	$116,493

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

At June 30, 2020, the outstanding principal on these notes was $4,000,000 and the unamortized debt discount was $649,412. All debt discounts are being amortized on a straight-line basis over the term of the note. Amortization expense related to the debt discounts was $233,191 for the nine months ended June 30, 2020.

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

At June 30, 2020 and September 30, 2019, the outstanding principal on these notes was $0 and $195,000, respectively. All debt discounts are being recognized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts were $0 and $51,749 for the nine months ended June 30, 2020 and 2019, respectively.

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

A loan in the amount of $40,000 was paid off in January 2020.  On December 31, 2019, the remaining outstanding note in the amount of $150,000 was extended to mature on December 31, 2020.

At June 30, 2020 and September 30, 2019, the outstanding principal on these notes was $150,000 and $190,000, respectively. All debt discounts are being recognized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts were $0 and $87,001 for the nine months ended June 30, 2020 and 2019, respectively.

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

In connection with the debt modification agreement, we issued SCP warrants to purchase 800,000 shares of our common stock, exercisable at a price of $1.50 per share, and warrants to purchase an additional 800,000 shares of common stock, exercisable at a price of $3.00 per share. Both sets of warrants expired on June 30, 2020. We allocated the relative fair values to the warrants, stock options, and convertible debt, as determined by the Black Scholes option pricing model. Based on the Black Scholes option pricing model, a net debt premium of $72,651 was allocated to the warrants which are reflected in additional paid-in-capital. The debt premium is being amortized on a straight-line basis over the term of the notes.

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

Accrued interest on these notes payable was $13,051 and $12,283 at June 30, 2020 and September 30, 2019, respectively.

At June 30, 2020 and September 30, 2019, the outstanding principal on these notes was $581,646 and $1,756,646, respectively. Amortization of debt premium was $0 and $16,023 for the nine months ended June 30, 2020 and 2019, respectively.

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

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 into a new loan with payments over 5 years with 18% interest. At June 30, 2020 and September 30, 2019, the outstanding balance on the note receivable was $127,275 and 148,763, respectively

On July 26, 2019, the Company entered into a 15-Year Triple Net lease of Building 1 of the MCC with BASK. The lease commenced on September 1, 2019 and includes an annual base rent of $135,000 and a revenue participation fee equivalent to 15% of BASK's gross revenues. As of June 30, 2020, the BASK tenant receivable balance was $95,717.

Tim Keogh, our Chief Executive Officer, is a Board Member of BASK.

During the nine months ended June 30, 2020, the Company incurred $135,000 of consulting fees to SCP  of which $30,000 remains outstanding as of June 30, 2020.

NOTE 6. INCOME/LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net (loss) income attributable to common stockholders	$(489,479)	$(556,245)	$108,422	$(1,651,673)

Basic weighted average outstanding shares of common stock	23,504,820	23,005,753	23,504,820	22,858,359
Dilutive effects of common share equivalents	-	-	-	-
Dilutive weighted average outstanding shares of common stock	23,504,820	23,005,753	23,504,820	22,858,359

Basic and diluted net (loss) income per share of common stock	$(0.02)	$(0.02)	$0.00	$(0.07)

As of June 30, 2020, we excluded 1,050,000 of stock options and 11,238,650 of warrants and 100,000 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net income (loss) per share since the intrinsic value of these instruments was zero with the effect being anti-dilutive. As of June 30, 2019, we have excluded 150,000 of stock options and 9,090,650 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive.

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

Operating Leases

Land

On October 17, 2016, the Company closed the previously announced acquisition of a 52.6-acre parcel of undeveloped land in Freetown, Massachusetts. The deposits of $925,000 previously paid by the Company to the seller, Boston Beer Company (“BBC”), were credited against the total purchase price of $4,475,000. The remaining balance of $3,550,000 was paid to BBC by Massachusetts MMP. The property is located approximately 47 miles southeast of Boston. The Company is developing the property as the MCC. Plans for the MCC include the construction of sustainable greenhouse cultivation, processing, and infused product facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program.

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

As of June 30, 2020, the Company’s right-of-use assets were $6,930,865, the Company’s current maturities of operating lease liabilities were $7,023, and the Company’s noncurrent lease liabilities were $4,243,224. During the nine months ended June 30, 2020, the Company had operating cash flows from operating leases of $256,125.

The table below presents lease related terms and discount rates as of June 30, 2020.

As of June 30, 2020

Weighted average remaining lease term
Operating leases (in years)	46.25
Weighted average discount rate
Operating leases	7.9%

The reconciliation of the maturities of the operating leases to the lease liabilities recorded in the Consolidated Balance Sheet as of June 30, 2020 are as follows:

2020 (three months remaining)	$85,375
2021	341,500
2022	341,500
2023	341,500
2024	341,500
Thereafter	14,343,000

Total lease payments	15,794,375
Less: Interest	(11,544,128)
$4,250,247

Less: operating lease liability, current portion	(7,023)
Operating lease liability, long term	$4,243,224

Office space

In January 2018 the Company's offices moved to 1550 Wewatta St, Denver, CO 80202. The office space lease is a month-to-month lease with an original term of less than 12 months. The leases require the Company to pay all taxes, maintenance, insurance, and other operating expenses. Lease expense for office space was $2,755 and $3,801 for the three months ended June 30, 2020 and 2019, respectively and $10,803 and $11,544 for the nine months ended June 30, 2020 and 2019, respectively. This lease was terminated effective April 30, 2020.

Aggregate rental expense under all leases totaled $102,620 and $103,615 for the three months ended June 30, 2020 and 2019, respectively. Aggregate rental expense under all leases totaled $293,656 and $311,139 for the nine months ended June 30, 2020 and 2019, respectively.

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

Stock Options. There was no stock option activity for the nine months ended June 30, 2020. Stock option details are as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding as of September 30, 2019	800,000	$1.69	4.0	$-
Outstanding as of June 30, 2020	1,050,000	$1.64	4.0	$-
Vested and expected to vest at June 30, 2020	1,050,000	$1.64	3.7	$-
Exercisable at June 30, 2020	850,000	$1.68	3.6	$-

Stock option-based compensation expense associated with stock options was $165,099 and $0 for the nine months ended June 30, 2020 and 2019, respectively. At June 30, 2020, the remaining unrecognized stock-based compensation associated with stock options is $75,503. These expenses are expected to be recognized over a remaining weighted average period of 1.75 years.

Warrants. There was no warrant activity for the nine months ended June 30, 2020. Warrant details are as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding as of September 30, 2019	11,238,650	$1.52	2.3	$-
Outstanding as of June 30, 2020	11,238,650	$1.52	1.5	$-
Exercisable at June 30, 2020	11,238,650	$1.52	1.5	$-

NOTE 9. INCOME TAXES

We did not record any income tax expense or benefit for the three or nine months ended June 30, 2020 or 2019. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of June 30, 2020 and 2019.

As of June 30, 2020, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2019.

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

OVERVIEW

AmeriCann designs, develops, leases and plans to operate state-of-the-art cannabis cultivation, processing and manufacturing facilities. AmeriCann’s team includes board members, consultants, engineers and architects who specialize in real estate development, traditional horticulture, lean manufacturing, medical research, facility construction, regulatory compliance, security, marijuana cultivation and genetics, extraction processes, and infused product development.

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

The first phase of the million square foot project, Building 1, a 30,000 square foot cultivation and processing facility, is fully-operational and is currently 100% leased by a vertically-integrated Massachusetts cannabis company. AmeriCann generates revenue through lease arrangements with the operators that includes base rent and royalty payments up to 15% of gross revenue generated from products produced at the MCC.

AmeriCann, through a 100% owned subsidiary, AmeriCann Brands, Inc., has applied for licenses from the Massachusetts Cannabis Control Commission to cultivate cannabis and provide extraction and product manufacturing support to the entire MCC project, as well as to other licensed cannabis farmers throughout regulated markets. AmeriCann Brands plans to operate in Building 2 at the MCC which is in the final design process. In addition to large-scale extraction of cannabis plant material, AmeriCann Brands plans to produce branded consumer packaged goods including cannabis beverages, vaporizer products, edible products, non-edible products and concentrates at the state-of-the-art facility.

AmeriCann plans to replicate the brands, technology and innovations developed at its MCC project to new markets throughout the country as a multi-state operator.

COVID-19 Pandemic

The Company believes that the COVID- 19 pandemic has had certain impacts on its business, but management does not believe there has been a material long-term impact from the effects of the pandemic on the Company’s business and operations, results of operations, financial condition, cash flows, liquidity or capital and financial resources.

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

In an effort to mitigate the COVID- 19 pandemic Massachusetts implemented a “Stay at Home Advisory.” The advisory commenced March 24, 2020 and concluded May 25, 2020. Massachusetts Governor Baker deemed medical cannabis businesses as an essential service and, therefore, Building 1 has continued to operate in a standard manner without interruption, while management implemented guidelines from the CDC and Massachusetts. Adult use recreational sales of cannabis are once again legal in Massachusetts.

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

RESULTS OF OPERATIONS

Total Revenues

During the three months ended June 30, 2020 and 2019, we generated $146,569 and $0 in revenue, respectively. During the nine months ended June 30, 2020 and 2019, we generated $215,950 and $0 in revenue, respectively. The increase in revenues is due to the lease rent revenue from BASK.

Advertising and Marketing Expenses

Advertising and marketing expenses were $638 and $37,832 for the three months ended June 30, 2020 and 2019, respectively. During the nine months ended June 30, 2020 and 2019, the advertising and marketing expenses were $38,179 and $98,878 respectively. The decrease is due to a decrease in public relations costs, as the Company is shifting its focus to the planning and development of Building 2, the second phase of development at the Massachusetts Cannabis Center.

Professional Fees

Professional fees were $89,778 and $273,621 for the three months ended June 30, 2020 and 2019, respectively. During the nine months ended June 30, 2020 and 2019, the professional fees were $320,166 and $572,864, respectively. The decrease is due to a decrease in legal fees.

General and Administrative Expenses

General and administrative expenses were $ 347,759 and $199,058 for the three months ended June 30, 2020 and 2019, respectively. During the nine months ended June 30, 2020 and 2019, the general and administrative expenses were $1,197,723 and $716,261, respectively. The increase is primarily a result of an increase in depreciation expense, stock compensation expense and payroll expenses.

Recovery of Provision for Doubtful Accounts

Provision for doubtful accounts was $0 for the three months ended June 30, 2020 and 2019, respectively. During the nine months ended June 30, 2020 and 2019, the recovery of provision for doubtful accounts was $1,761,675 and $0, respectively. The decrease is a result of a reversal of the reserve on the receivable balance with WGP, as the payment was received in February 2020.

Interest Income

Interest income was $5,844 and $7,150 for the three months ended June 30, 2020 and 2019, respectively. During the nine months ended June 30, 2020 and 2019, the interest income was $326,157 and $22,239, respectively. The increase is a result of the collection of the receivable balance from WGP.

Interest Expense

Interest expense was $190,666 and $19,449 for the three months ended June 30, 2020 and 2019, respectively. During the nine months ended June 30, 2020 and 2019, the interest expense was $556,721 and $182,573, respectively. The increase is primarily attributable to interest on the $4,000,000 loan and the amortization of debt discounts during the three and nine months ended June 30, 2020.

Net Operating Income/Loss

We had a net (loss) of $(489,479) and $(556,245) for the three months ended June 30, 2020 and 2019, respectively. We had a net income (loss) of $108,422 and $(1,651,673) for the nine months ended June 30, 2020 and 2019, respectively. The decrease in net loss is attributable to an increase in revenues as well as the collection of the arbitration award and changes in operating expenses and interest income and expense, each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $17,904,787 and $18,013,209 at June 30, 2020 and September 30, 2019, respectively, and had a net income of $108,422 (including a recovery of a previously recorded reserve of $1,761,675) for the nine months ended June 30, 2020. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities.

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

Analysis of Cash Flows

During the nine months ended June 30, 2020, our net cash flows provided by operations were $564,747 as compared to net cash flows used in operations of $1,060,762 for the nine months ended June 30, 2019. The increase is primarily due to collection of the arbitration award, timing of working capital payments, and depreciation expense during the nine months ended June 30, 2020.

Cash flows used in investing activities were $359,158 for the nine months ended June 30, 2020, consisting of additions to fixed assets and payments received on notes receivable. Cash flows used in investing activities were $4,684,199 for the nine months ended June 30, 2019, consisting of additions to constructions in progress and payments received on notes receivable.

Cash flows used in financing activities were $1,410,000 for the nine months ended June 30, 2020, consisting of payments on notes payable. Cash flows provided by financing activities were $1,734,501 for the nine months ended June 30, 2019, consisting of common stock issued for cash, proceeds from note payable and proceeds from the exercise of warrants.

We do not have any firm commitments from any person to provide us with any capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2020, we did not have any off balance sheet arrangements.

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICANN, INC.

Dated: August 12, 2020	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer