Form 10-K
period 2020-09-30
AmeriCann, Inc.
filed 2020-12-21
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________ to ______________

Commission file number:  000-54231

AMERICANN, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-4336843
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)

1555 Blake Street, Unit 502 Denver, CO 80202
(Address of Issuer's Principal Executive Offices, Zip Code)

Issuer’s telephone number, including area code: (303) 862-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

N/A	N/A	N/A

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2020, was approximately 7,281,000.

As of December 15, 2020, the registrant had 23,696,310 outstanding shares of common stock.

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

AmeriCann, Inc. (“AmeriCann”) is a specialized cannabis company that is developing state-of-the-art product manufacturing and greenhouse cultivation facilities. Our business plan is based on the continued growth of the regulated marijuana market in the United States.

AmeriCann uses greenhouse technology which is superior to the current industry standard of growing cannabis in warehouse facilities under artificial lights. According to industry experts, by capturing natural sunlight, greenhouses use 25 percent fewer lights, and utility bills are up to 75 percent less than in typical warehouse cultivation facilities. As such, AmeriCann’s Canopy System enables cannabis to be produced with a greatly reduced carbon footprint, making the final product less expensive. Additionally, greenhouse construction costs are nearly half of warehouse construction costs. AmeriCann’s business is committed to sustainable, clean cultivation of medical cannabis and to social and environmental ethics, transparency and accountability.

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

As part of a simultaneous transaction, we assigned the property rights to Massachusetts Medical Properties, LLC (“MMP”) for a nominal fee and entered a lease agreement pursuant to which MMP agreed to lease the property to us for an initial term of fifty (50) years. We have the option to extend the term of the lease for four (4) additional ten (10) year periods. The lease is a triple net lease, with the Company paying all real estate taxes, repairs, maintenance and insurance.

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

Under the terms of the lease, the Company had six (6) months to obtain $2.6 million in capital funding for the construction of the first phase building. In the event that the Company was unable to raise these funds within the six (6) month period, the Company had an additional six (6) month period to do so; provided, that the Company paid accrued lease payments and closing costs. If the Company was then unable to raise these funds on or before twelve (12) months from October 17, 2016, the lease would terminate. On October 17, 2017, the lease agreement was amended to provide that the Company would have until 16 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP warrants to purchase up to 100,000 shares of common stock at an exercise price of $1.50 per share. The warrants can be exercised at any time on or before October 17, 2022. In February and April, 2018, the lease agreement was amended to provide that the Company would have until 20 months from October 17, 2016 to raise $2.6 million in capital funding. In addition to extending the funding deadline, this amendment granted MMP warrants to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants can be exercised at any time on or before October 17, 2022. The Company recognized an expense of $0 during the three months ended December 31, 2018 related to those warrants. In July 2018, the Company fulfilled the $2.6 million capital funding commitment.

The MCC is a one million square foot sustainable greenhouse facility in Freetown, Mass which we are developing. Plans for the MCC include the construction of sustainable greenhouse cultivation and processing facilities that will be leased to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana and Adult Use Programs

The Town of Freetown Planning Board has approved our site plan application for the MCC. The site plan application requested 977,000 square feet of infrastructure for medical marijuana cultivation, processing, testing and associated administration in Freetown's Industrial Park.

We are developing MCC in phases that will consist of three different building sites. The buildings have been approved for the following approximate sizes:

Building 1: 30,000 square feet

Building 2: 370,000 square feet

Building 3: 600,000 square feet.

Building 1 is a fully-constructed and operational, state-of-the-art greenhouse cultivation and product manufacturing facility.

On July 26, 2019 we entered into a Triple Net Lease for Building 1 with BASK, Inc. ("BASK"), a related party. Building 1, an Adult-Use and Medical cannabis cultivation and processing facility, is the first phase of the MCC. BASK commenced operations in Building 1 in February of 2020 and is licensed by the Massachusetts Cannabis Control Commission to cultivate, process and sell medical marijuana.

The 15-year lease for Building 1 with BASK provides, in addition to a monthly Base Rent, a Revenue Participation Fee to us of 15% of all gross monthly sales of cannabis, cannabis-infused products and non-cannabis products produced at Building 1.

Building 2 is the next phase of the MCC development where AmeriCann will occupy space for cannabis cultivation and product manufacturing. Designs for Building 2 include 370,000 square feet of greenhouses for cultivation and GMP certified product manufacturing and extraction capabilities.

On November 19, 2020, AmeriCann received two licenses from the Massachusetts Cannabis Control Commission. The licenses are for Cannabis Cultivation and a license for Cannabis Product Manufacturing. The Cannabis Cultivation and Cannabis Product Manufacturing licenses awarded to AmeriCann are designated to be operated in Building 2 of the MCC.

For the remainder of the project we intend to enter into agreements with other licensed cannabis businesses in Massachusetts to occupy space in the MCC. We will generate revenue through lease arrangements with the operators that include base rents and revenue participation fee payments up to 15% of gross revenue generated from products produced at the MCC. We plan to replicate the brands, technology and innovations developed at the MCC to new markets.

Market Conditions

Adult-Use marijuana is now legal in 15 states and the District of Columbia, and medical marijuana is legal in 36 states.

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

As of November 30, 2020, 36 states and the District of Columbia allow their citizens to use Medical Marijuana. Additionally, 15 states and the District of Columbia have legalized cannabis for recreational use by adults. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. Although previous administrations have indicated that they are not opposed to the legalization of marijuana any change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

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

General

We were incorporated in Delaware on June 25, 2010.

Our offices are located at 1555 Blake Street, Unit 502, Denver, CO 80202. We lease this space on a month-to-month basis at a rate of $2,500 per month.

As of November 30, 2020, we had three full time employees, that being Timothy Keogh, our Chief Executive Officer, Benjamin Barton, Chief Financial Officer and Jane Roach, our Office Manager.  As of November 30, 2020, Mr. Keogh was spending approximately 90% of his time on our business, Mr. Barton was spending approximately 95% of his time on our business, and Jane Roach was spending approximately 100% of her time on our business.

COVID-19 Pandemic

The Company believes that the COVID- 19 pandemic has had certain impacts on its business, but management does not believe there has been a material long-term impact from the effects of the pandemic on the Company’s business and operations, results of operations, financial condition, cash flows, liquidity or capital and financial resources.

The Company has established policies to monitor the pandemic and has taken a number of actions to protect its employees, including restricting travel, encouraging quarantine and isolation when warranted, and directing employees to work from home.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES.

See Item 1. Business.

ITEM 3.	LEGAL PROCEEDINGS.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB under the trading symbol “ACAN”. Shown below is the range of high and low closing prices for our common stock as reported by the OTCQB for the periods presented:

Quarter Ended	High	Low

December 31, 2018	$3.25	$1.75
March 31, 2019	$2.07	$1.80
June 30, 2019	$1.85	$1.09
September 30, 2019	$1.26	$0.93

December 31, 2019	$0.61	$0.90
March 31, 2020	$0.44	$0.80
June 30, 2020	$0.46	$0.69
September 30, 2020	$0.43	$0.60

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

As of December 15, 2020, we had 139 shareholders of record and 23,696,310 outstanding shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Total Revenues

During the year ended September 30, 2020, we generated $503,512 in revenue, as compared to $11,564 for the year ended September 30, 2019. The increase in revenue is due to the rental revenue and participation fee revenue due to completion of Building 1.

Advertising and Marketing Expenses

Advertising and marketing expenses were $38,179 for the year ended September 30, 2020, as compared to $126,993 for the year ended September 30, 2019. The decrease is due to a decrease in public relations costs.

Professional Fees

Professional fees were $405,920 for the year ended September 30, 2020, as compared to $866,116 for the year ended September 30, 2019. The decrease in professional fees is primarily due a decrease in legal and consulting fees.

General and Administrative Expenses

General and administrative expenses were $2,007,642 for the year ended September 30, 2020, as compared to 1,626,596 for the year ended September 30, 2019.  The increase is primarily a result of an increase in depreciation expense and property tax expense.

Provisions for Doubtful Accounts/Recovery of Provision for Doubtful Accounts

(Recovery)/Provision for doubtful accounts was $(1,761,675) for the year ended September 30, 2020, as compared to $783,905 for the year ended September 30, 2019. The decrease is a result of a reversal of the reserve on the receivable balance with WGP, as the payment was received in February 2020.

Interest Income

Interest income was $333,681 for the year ended September 30, 2020, as compared to $29,109 for the year ended September 30, 2019. The increase is attributable primarily due to the interest on the WGP litigation settlement.

Interest Expense

Interest expense was $856,470 for the year ended September 30, 2020, as compared to $560,591 for the year ended September 30, 2019. The increase is primarily attributable to interest on the $4,000,000 loan and the amortization of debt discounts.

Loss on extinguishment of debt

On September 30, 2019, we recognized loss on extinguishment of debt of $977,110 representing the fair value of 1,500,000 warrants issued as part of the loan amendment and modification.

Net Loss

We had a net loss of $709,343 for the year ended September 30, 2020, as compared to a net loss of $4,903,668 for the year ended September 30, 2019. The decrease in net loss is attributable to changes in revenues, operating expenses, and interest income and expense each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

Loans

In August 2020, we borrowed $153,000 from an unrelated party, inclusive of $3,000 of debt issuance costs. The loan bears an interest rate of 10% per year and is due on August 21, 2021.

On September 30, 2019, we amended and modified two notes payable due to Strategic Capital Partners, LLC, a company controlled by Benjamin J. Barton, one of our officers and directors with balances of $1,000,000 and $756,646 into one note, in the principal amount of $1,756,646, bearing interest of 9% per year and maturing on December 31, 2022. Additionally, the conversion option in the first note was eliminated. As additional consideration for the modification of the notes, the note holder received warrants to purchase 1,500,000 shares of the Company's common stock. The warrants are exercisable at a price of $1.25 per share and expire on December 31, 2022. The fair value of the 1,500,000 warrants was $977,110 and was recognized as loss on extinguishment of debt.

On August 2, 2019 we secured a $4,000,000 loan from an unrelated third party. The loan was evidenced by a note which bears interest at the rate of 11% per year, is due and payable on August 2, 2022 and is secured by a first lien on Building 1 at the MCC.

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

In May 2019, we borrowed a total of $236,000 from an unrelated party. The loan bore an interest rate of 12% per year and was due one year from the borrowing date. The loan was repaid during 2019 prior to the due date. The Company incurred debt issuance costs of $6,000 related to these loans.

Sale of Common Stock and Warrants

Currently the company has 7,490,650 warrants issued and outstanding with exercise prices ranging from $1.00 to $5.00 and expiration dates ranging from November 4, 2020 to July 10, 2023 associated with transactions prior to October 1, 2018.

During the year ended September 30, 2020, we issued 191,490 shares of stock for services valued $90,000.

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

During the year ended September 30, 2019, we received $1,211,000 from the sale of 715,981 shares of common stock to MSC.

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

Analysis of Cash Flows

During the year ended September 30, 2020, cash provided by operations was $518,333 as compared to net cash used in operations of $2,188,594 for the year ended September 30, 2019. The increase is primarily due to the collection of an arbitration award, timing of working capital payments and depreciation (a non-cash) expense during the year ended September 30, 2020.

Cash flows used in investing activities were $357,236 for the year ended September 30, 2020, consisting primarily of additions to property, plant and equipment. Cash flows used in investing activities was $5,861,793 for the year ended September 30, 2019, consisting primarily of additions to construction in progress.

Cash flows used in financing activities were $1,260,000 for the year ended September 30, 2020, consisting primarily of payments on notes payable. Cash flows provided by financing activities was $5,325,500 for the year ended September 30, 2019, consisting primarily of net proceeds from note payable, the exercise of warrants and stock options and proceeds from common stock issued for cash, partially offset by payments on notes payable.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a working capital deficit of $232,158 as of September 30, 2020, an accumulated deficit of $18,722,552 and $18,013,209 at September 30, 2020 and 2019, respectively, and had a net loss of $709,343 for the year ended September 30, 2020.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposit accounts and temporary cash investments with maturities of ninety days or less at the date of purchase.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the consolidated financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2020 and 2019, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

For federal tax purposes, our 2017 through 2019 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Concentration of Credit Risks and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, notes receivables, deposits, and tenant receivables. We place our cash with high credit quality financial institutions. As of September 30, 2020, we had outstanding notes receivable of $119,512 and a tenant receivable of $124,617 with, a related party.

Financial Instruments and Fair Value of Financial Instruments

We adopted ASC Topic 820, Fair Value Measurements, for assets and liabilities measured at fair value on a recurring basis. ASC Topic 820 requires the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC Topic 820 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC Topic 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. We had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. We had no financial assets or liabilities carried and measured on a recurring basis during the reporting periods. The carrying value of short-term financial instruments, including cash, tenant and notes receivable, accounts payable and accrued expenses, and short-term borrowings approximate fair value due to the relatively short period to maturity for these instruments. The long-term borrowings approximate fair value since the related rates of interest approximates current market rates.

Derivative Liabilities

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each consolidated balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. We determined that none of our financial instruments meet the criteria for derivative accounting as of September 30, 2020 and 2019.

Operating leases

Effective October 1, 2019, we adopted ASC 842 Lease Accounting using the effective date method. Under the method, periods prior to adoption remain unchanged. We determine if an arrangement is a lease at inception.

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

Long-lived assets

Our long-lived assets consist of property and equipment and are reviewed for impairment in accordance with the guidance of the Topic ASC Topic 360, Property, Plant, and Equipment. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairment losses recognized for the years ended September 30, 2020 and 2019.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment begins in the month following the month when the asset is placed into service and is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to twenty years.

Non-Cash Equity Transactions

Shares of equity instruments issued for noncash consideration are recorded at the estimated fair market value of the consideration granted based on the estimated fair market value of the equity instrument, or at the estimated fair market value of the goods or services received, whichever is more readily determinable.

Stock-Based Compensation

We account for share-based awards to employees in accordance with ASC Topic 718, Stock Compensation. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Share-based awards to non-employees are accounted for in accordance with ASU 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting, which aligns the accounting for nonemployee share-based payments with accounting of share-based payments to employees,

Related Parties

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

Property lease revenue is earned through annual leases for facilities used in agricultural/manufacturing activities and the Company records revenues on a straight-line basis over the term of these leases.  Property lease revenues from these sources are recurring on an annual basis.  Unearned property lease revenues were $0 at both September 30, 2020 and 2019.

The Company also receives a revenue participation fee which is considered a variable payment and thus is recorded in the period earned in accordance with ASC 842.

Advertising Expense

Advertising, promotional and selling expenses consist of sales and marketing expenses, and promotional activity expenses. Expenses are recognized when incurred.

General and Administrative Expense

General and administrative expenses consist of professional service fees, rent and utility expenses, meals, travel and entertainment expenses, and other general and administrative overhead costs. Expenses are recognized when incurred.

Loss per Share

We compute net loss per share in accordance with the ASC Topic 260. The ASC specifies the computation, presentation and disclosure requirements for loss per share for entities with publicly held common stock.

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Shares issuable upon the exercise of equity instruments such as warrants and options were not included in the loss per share calculations for 2020 and 2019 because the inclusion would have been anti-dilutive.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2020, we did not have any off-consolidated balance sheet arrangements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Attached.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective for the same reasons that our internal control over financial reporting was not adequate.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley (SOX) Section 404.A. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;
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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2020, the end of the period covered by this Annual Report on Form 10-K for the year ended September 30, 2020. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework, published in 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2020 at the reasonable assurance level, as a result of material weaknesses related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP, limited or no segregation of duties, and lack of independent directors. As a result, we did not adequately document or test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis. In addition, we did not properly evaluate the accounting and valuation for certain equity instruments. While Management has reviewed the consolidated financial statements and underlying information included in this Annual Report on Form 10-K in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects, the material weaknesses that existed in fiscal 2020 could have led to an error in the original accounting of the estimated fair market value of certain equity instruments.

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

We are in the process of strengthening our internal policies and enhancing our processes for ensuring consistent validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

While we have not yet remediated these material weaknesses, we will continue our remediation efforts during fiscal 2021.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Timothy Keogh	41	Chief Executive Officer and a Director
Benjamin J. Barton	56	Chief Financial and Accounting Officer and a Director
J. Tyler Opel	32	Director

The following is a brief summary of the background of each officer and director including their principal occupations during the past several years.  All directors will serve until their successors are elected and qualified or until they are removed.

Timothy Keogh was appointed our Chief Executive Officer and a director on March 25, 2014. As our Chief Executive Officer, Mr. Keogh has developed sustainable practices and traditional horticultural approaches to the production of medical cannabis to benefit patients and adults (21+) in regulated markets. Prior to joining AmeriCann, Mr. Keogh was the Chief Executive Office and a director of Bask, Inc (f/k/a Coastal Compassion, Inc.), a non-profit corporation that has entered the medical marijuana business in Massachusetts. BASKS’s efforts began in September of 2012 and was formalized under Massachusetts G.L. Chapter 180 in August of 2013.  Under the direction of Mr. Keogh, Bask, Inc. received a limited number Final Certificates for cultivation, processing and dispensing medical cannabis in Massachusetts.

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

Ben Barton was appointed a director on January 14, 2014 and Chief Financial Officer on January 22, 2014. Since 1986, Mr. Barton has been active in all aspects of venture capital and public stock offerings. Since 2005, Mr. Barton has been the Managing Director of Strategic Capital Partners, LLC, a private investment company specializing in emerging companies. Mr. Barton was one of the founders of Synergy Resources Corporation, an energy company that traded on the NYSE. Prior to earning an MBA in Finance from UCLA, Mr. Barton received his Bachelor of Science degree in Political Science from Arizona State University.

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

Effective March 25, 2014, we entered into an employment agreement with Mr. Keogh.  The agreement had an initial term of three years and provided that we would pay Mr. Keogh $12,000 per month during the term of the agreement.  Pursuant to the employment agreement, Strategic Capital Partners, LLC, our largest shareholder, sold 1,200,000 shares of our common stock to Mr. Keogh at a price of $0.001 per share.

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

We believe our directors are qualified to act as such for the following reasons:

Timothy Keogh – experience in marijuana industry

Benjamin J. Barton – experience in the capital markets

J. Tyler Opel – experience in business and transaction law

Timothy Keogh and Benjamin J. Barton are not independent as that term is defined in Section 803 of the NYSE American Company Guide.

We do not have a financial expert as that term is defined by the Securities and Exchange Commission.

Our Board of Directors does not have standing audit, nominating or compensation committees, committees performing similar functions, or charters for such committees. Instead, the functions that might be delegated to such committees are carried out by our Board of Directors, to the extent required. Our Board of Directors believes that the cost of associated with such committees has not been justified under our current circumstances.

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

Security holder communications not sent to the Board of Directors as a whole or to specified board members will be relayed to board members.

The Company’s directors received the following compensation during the years ended September 30, 2020 and September 30, 2019:

	Name	Paid in Cash	Stock Awards (1)	All Other Compensation	Options Awards (2)
2020
	Timothy Keogh	$-	$30,000	$-	$150,885
	Benjamin J. Barton	$-	$30,000	$-	$150,885
	J. Tyler Opel	$-	$30,000	$-	$-
2019
	Timothy Keogh	$-	$30,000	$-	$244,397
	Benjamin J. Barton	$-	$30,000	$-	$244,397
	J. Tyler Opel	$-	$30,000	$-	$-

(1)	The fair value of stock issued for services computed on the date of grant.

(2)	The fair value of options granted computed on the date of grant.

ITEM 11.	EXECUTIVE COMPENSATION.

During the years ended September 30, 2020 and 2019 the following amounts were earned by our officers:

Name	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation (2)	Options Awards (3)	Total

Timothy Keogh	2020	$180,000	$-	$30,000	$-	$150,885	$360,885
Chief Executive Officer	2019	$180,000	$-	$30,000	$-	$244,397	$454,397

Benjamin J. Barton	2020	$-	$-	$30,000	$180,000	$150,885	$360,885
Chief Financial Officer	2019	$-	$-	$30,000	$135,000	$244,397	$409,397

(1)	The value of all stock awarded during the periods covered by the table calculated according to ASC 718-10-30-3, which represented the grant date fair value.

(2)	Consulting fees paid to Strategic Capital Partners, LLC., an entity controlled by Mr. Barton.

(3)

The fair value of all stock options granted during the periods covered by the table calculated on the grant date in accordance with ASC 718-10-30-3, which represented the grant date fair value.  Amount of stock option awards granted in 2019 represents the value of options to purchase 300,000 shares of our Common Stock at a price of $1.50 per share. The amount of stock options awards granted in 2020, represents the value of options to purchase 250,000 shares of our Common Stock at a price of $1.50 per share and an additional 250,000 shares of our Common Stock at a price of $3.00 per share. All options have a five year term.

The following shows the amounts we expect to pay to our officers during the year ended September 30, 2020 and the amount of time these persons expect to devote to our business.

Name	Projected Compensation		Percentage of time to be devoted to the Company's business

Timothy Keogh	$180,000		90%
Benjamin J. Barton	$180,000	(1)	95%

(1) represents amounts to be paid to Strategic Capital Partners, LLC, as consulting fees

Our executive officers are compensated through the following three components:

●	base salary;
●	long-term incentives (stock options and/or grants of stock); and
●	benefits.

These components provide a balanced mix of base compensation and compensation that is contingent upon the executive officer’s individual performance. A goal of the compensation program is to provide executive officers with a reasonable level of security through base salary and benefits. We want to ensure that our compensation program is appropriately designed to encourage executive officer retention and motivation to create shareholder value. Salaries generally have been targeted to be competitive when compared to the salary levels of persons holding similar positions in other publicly traded companies of comparable size. The executive officer’s responsibilities, experience, expertise and individual performance are also considered.

The Company has a Stock Incentive Plan (“the plan”) that provides for the grant of Incentive Stock Options, Non-Qualified Stock Options or Stock Bonuses to persons who are employees of the Company, employees of subsidiaries of the Company, directors, officers, and consultants. Under the plan, the Company may grant up to 2,500,000 options, each to purchase one share of common stock, subject to an exercise price and vesting schedule to be established by the board of directors at the time of the grant.

The Plan is administered by our Board of Directors which has the authority to determine the number of shares to be issued as a stock bonus, and the number of shares issuable upon the exercise of options, the exercise price and expiration date of options, and when, and upon what conditions options granted under the Plan will vest or otherwise be subject to forfeiture and cancellation.

The following table shows information concerning the options granted to the Company’s officers or directors during the fiscal year ended September 30, 2020:

Name	Shares Issuable Upon Exercise of Options	Exercise Price	Expiration Date

Timothy Keogh	250,000	$1.50	9/30/2025
Timothy Keogh	250,000	$3.00	9/30/2025
Benjamin J. Barton	250,000	$1.50	9/30/2025
Benjamin J. Barton	250,000	$3.00	9/30/2025

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company’s Stock Incentive Plan as of September 30, 2020, the Company’s recently completed fiscal year:

Plan	Total Shares Reserved Under the Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)	(b)	(c)

Stock Incentive Plan	2,500,000	1,850,000	1.99	650,000

The Company’s Stock Incentive Plan has not been approved by the Company’s shareholders.

The following shows certain information as of December 15, 2020 concerning the stock options and stock bonuses granted pursuant to the Stock Incentive Plan. Each option represents the right to purchase one share of our common stock.

Total Shares Reserved Under the Plan	Shares Reserved for Outstanding Options	Shares Issued As Stock Bonus	Remaining Options/Shares Under the Plan

2,500,000	1,850,000	-	650,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the ownership, as of December 15, 2020, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group.  Each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned (2)	Percentage of Outstanding shares

Timothy Keogh	1,300,408	5.5%
Benjamin J. Barton	95,408	0.4%
J. Tyler Opel	95,408	0.4%
Strategic Capital Partners, LLC (1)	8,966,665	37.8%

All officers and directors as a group (three persons)	10,457,889	44.10%

(1)	Strategic Capital Partners, LLC, is controlled by Mr. Barton.
(2)	Does not include shares issuable upon the exercise of the warrants and options listed below, all of which were exercisable as of December 15, 2020.

Name	Date of Issuance	Shares upon exercise of warrants or options	Exercise Price	Expiration Date
Strategic Capital Partners, LLC (1)	9/30/2019	1,500,000	$1.25	12/31/2022

Timothy Keogh	9/30/2019	300,000	$1.50	8/2/2024
	9/30/2020	250,000	$1.50	9/30/2025
	9/30/2020	250,000	$3.00	9/30/2025

Ben Barton	9/30/2019	300,000	$1.50	8/2/2024
	9/30/2020	250,000	$1.50	9/30/2025
	9/30/2020	250,000	$3.00	9/30/2025

(1)	Strategic Capital Partners, LLC, is controlled by Mr. Barton.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 into a new loan with payments over 5 years with 18% interest. As of September 30, 2020, the outstanding loan balance was $119,512.

BASK has entered into a 15-Year NNN lease of Building 1 of the MCC. The lease commenced on September 1, 2019 and includes a base rent and a revenue participation fee. As of September 30, 2020, the BASK tenant receivable balance was $124,617.

Tim Keogh, our Chief Executive Officer, is a Board Member of BASK.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

For the years ended September 30, 2020 and 2019, MaloneBailey, LLP served as our independent registered public accounting firm.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by our independent accountants for the audit of our annual consolidated financial statements for the years ended September 30, 2020 and 2019, and the aggregate fees paid or accrued for audit-related services and all other services rendered by our independent accountants for those years.

	Year Ended September 30,
	2020	2019

Audit fees	$53,500	$79,000
Tax fees	-	-
Other	-	-
Total	$53,500	$79,000

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Consolidated Financial Statements

Item 16.	Exhibits and Financial Statement Schedules

The following exhibits are filed with this Report:

3.1.1	Certificate of Incorporation (1)
3.1.2	Certificate of Ownership and Merger (name change to AmeriCann) (2)
3.2	Bylaws (2)
4.1	Form of Series I Warrant (2)
4.2	Form of Series II Warrant (2)
4.3	Form of Series III Warrant (2)
4.4	Form of Series IV Warrant. See Exhibit 10.4
4.5	Form of Series V Warrant (2)
4.6	Form of Series VI Warrant (2)
4.7	Form of Series VII Warrant (2)
4.8	Form of Series VIII Warrant (3)
4.9	Form of Series IX Warrant (4)
4.10	Form of Series X Warrant (4)
4.11	Form of Series XI Warrant (5)
4.12	Form of Series XII Warrant (5)
10.1	Agreements with Wellness Group Pharms (2)
10.2	Loan Modification Agreement with Strategic Capital Partners, LLC, together with Warrants and Promissory Notes (2)
10.3	Agreements with Coastal Compassion, Inc. (2)
10.4	Share Purchase Agreement with Massachusetts Medical Properties, LLC, together with Warrant (Series IV) and Ground Lease (2)
10.5	Investment Agreement with Mountain States Capital, LLC (2)
10.6	First Amendment to Ground Lease (2)
10.7	Loan Agreement, including form of warrant (Series CL) ($800,000) (2)
10.8	Loan Agreement ($128,000) (2)
10.9	Loan Agreement ($68,000) (2)
10.10	Form of Convertible Note (December 2017 financing) (2)
10.11	Form of Convertible Note (February 2018 financing) (3)
10.12	Second Amendment to Ground Lease (3)
10.13	Third Amendment to Ground Lease (3)
10.14	Promissory Note (5)
10.15	Mortgage and Security Agreement (5)
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form 10.

(2)	Incorporated by reference to same exhibit filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File #333-222207).

(3)	Incorporated by reference to same exhibit filed with the Company’s Registration Statement on Form S-1 (File #333-224256).

(4)	Incorporated by reference to the same exhibit filed with the Company’s Registration Statement on Form S-1 (File #333-227388).

(5)	Incorporated by reference to the same exhibit filed with the Company’s Registration Statement on Form S-1 (File # 333-233981).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AmeriCann, Inc.

Denver, CO

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmeriCann, Inc and its subsidiaries (collectively, the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

December 21, 2020

AMERICANN, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	September 30, 2019

Assets
Current Assets:
Cash and cash equivalents	$183,009	$455,843
Restricted cash	10,150	836,219
Tenant receivable – related party	124,617	11,564
Current portion of prepaid land lease	-	57,959
Prepaid expenses and other current assets	2,500	13,632
Current portion of note receivable - related party	37,165	32,270
Total current assets	357,441	1,407,487

Property, Plant and Equipment, net	7,512,421	7,572,788
Operating lease - right-of-use asset	6,914,080	-
Notes and other receivables (net of allowance of $1,761,675 as of September 30, 2019)	-	-
Note receivable - related party	82,347	116,493
Prepaid land lease and related deposits, net of current portion	-	2,666,129
Security deposit and other assets	-	3,110
Total assets	$14,866,289	$11,766,007

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$276,155	$265,276
Accounts payable - related party	65,000	-
Interest payable (including $26,246 and $12,283 to related parties)	72,895	121,883
Other payables	20,571	9,129
Operating lease liability, short term	4,728	-
Notes payable	150,250	385,000
Total current liabilities	589,599	781,288

Notes payable (net of unamortized discounts of $571,483 and $882,603)	3,578,517	3,117,397
Notes payable - related party	581,646	1,756,646
Operating lease liability, long term	4,243,224	-

Total liabilities	8,992,986	5,655,331

Commitments and contingencies - see Note 10

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 23,696,310 and 23,504,820 shares issued and outstanding as of September 30, 2020 and 2019, respectively	2,370	2,351
Additional paid in capital	24,593,485	24,121,534
Accumulated deficit	(18,722,552)	(18,013,209)
Total stockholders' equity	5,873,303	6,110,676

Total liabilities and stockholders' equity	$14,866,289	$11,766,007

See accompanying notes to consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2020	2019

Revenues:
Rental income - related party	$503,512	$11,564
Total revenues	503,512	11,564

Operating expenses:
Advertising and marketing	38,179	126,993
Professional fees	405,920	866,116
General and administrative expenses	2,007,642	1,626,596
Provision for doubtful accounts	-	783,905
Recovery of loss from provision for doubtful accounts	(1,761,675)	-
Total operating expenses	690,066	3,403,610

Loss from operations	(186,554)	(3,392,046)

Other income (expense):
Interest income	333,681	29,109
Interest expense	(760,704)	(426,424)
Other income (expense)	-	(3,030)
Loss on extinguishment of debt	-	(977,110)
Interest expense - related party	(95,766)	(134,167)
Total other expense	(522,789)	(1,511,622)

Net loss	$(709,343)	$(4,903,668)

Basic and diluted loss per common share	(0.03)	$(0.21)

Weighted average common shares outstanding	23,504,820	22,984,703

See accompanying notes to consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Additional
					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2018	-	$-	22,106,763	$2,211	$19,937,606	$(13,109,541)	$6,830,276
Stock-based compensation expense	-	-	-	-	488,793	-	488,793
Stock issued for cash, net	-	-	715,981	70	1,210,930	-	1,211,000
Stock issued for conversion of debt	-	-	174,342	17	261,496	-	261,513
Stock issued for warrants exercised, net	-	-	388,000	40	475,460	-	475,500
Warrants issued with debt	-	-	-	-	615,154	-	615,154
Stock issued for services	-	-	119,734	13	154,985	-	154,998
Warrants issued on debt modification	-	-	-	-	977,110	-	977,110
Net loss	-	-	-	-	-	(4,903,668)	(4,903,668)
Balances, September 30, 2019	-	$-	23,504,820	2,351	24,121,534	(18,013,209)	6,110,676
Stock-based compensation expense	-	-	-	-	381,970	-	381,970
Stock issued for services	-	-	191,490	19	89,981	-	90,000
Net loss	-	-	-	-	-	(709,343)	(709,343)
Balances, September 30, 2020	-	$-	23,696,310	2,370	24,593,485	(18,722,552)	5,873,303

See accompanying notes to consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Year ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(709,343)	$(4,903,668)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	446,854	1,152
Amortization of right of use assets	66,877	-
Recovery of loss provision for doubtful accounts	(1,761,675)	-
Provision for doubtful accounts	-	783,905
Stock based compensation and option expense	381,970	488,793
Stock issued for services	90,000	154,998
Loss on disposal of fixed assets	-	3,030
Loss on extinguishment of debt	-	977,110
Amortization of equity instruments issued to lessor	-	39,460
Amortization of debt discount	311,370	171,628
Changes in operating assets and liabilities:
Tenant receivable – related party	(113,053)	(11,564)
Notes and other receivables	1,761,675	-
Prepaid expenses	14,242	(6,162)
Accounts payable and accrued expenses	10,879	15,710
Operating lease liability	(8,917)	-
Related party payables	65,000	-
Interest payable	(62,950)	70,798
Interest payable - related party	13,962	25,993
Other payables	11,442	223
Net cash flows provided by (used in) operations	518,333	(2,188,594)

Cash flows from investing activities:
Additions to fixed assets	(386,487)	(5,889,794)
Payments received on notes receivable - related party	29,251	28,001
Net cash flows used in investing activities	(357,236)	(5,861,793)

Cash flows from financing activities:
Common stock issued for cash, net	-	1,211,000
Proceeds from note payable, net of financing costs	150,000	3,910,000
Proceeds from the exercise of warrants	-	475,500
Payments on note payable - related party	(1,175,000)	-
Principal payments on notes payable	(235,000)	(271,000)
Net cash flows (used in) provided by financing activities	(1,260,000)	5,325,500

Net decrease in cash, cash equivalents, and restricted cash	(1,098,903)	(2,724,887)

Cash, cash equivalents, and restricted cash at beginning of period	1,292,062	4,016,949

Cash, cash equivalents, and restricted cash at end of period	$193,159	$1,292,062

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$594,088	$286,244
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:

Debt discount related to warrants issued with debt and Beneficial Conversion Feature	$-	$615,154
Shares issued for conversion of debt and accrued interest	$-	$261,513
ROU asset and operating lease obligations recognized under adoption of Topic 842	$6,980,957	$-

See accompanying notes to consolidated financial statements.

AMERICANN, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the consolidated financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2020 and 2019, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

For federal tax purposes, our 2017 through 2019 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Concentration of Credit Risks and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, notes receivable, deposits tenant receviables and notes receivable. We place our cash with high credit quality financial institutions. As of September 30, 2020, we had outstanding notes receivable of $119,512 and tenant receivables of $124,617 with BASK, Inc. ("BASK"), a related party. As of September 30, 2019, we had outstanding notes receivables of $148,763 with BASK and a note and a receivable in the amount of $1,761,675 with WGP (exclusive of provision for doubtful accounts of $1,761,675).  Balance due from Wellness Group Pharms ("WGP") was collected in full in February 2020.

For the year ended September 30, 2020, all of the Company’s revenue was earned from one customer, BASK. As of September 30, 2020, the BASK tenant receivable balance was $124,617.

Financial Instruments and Fair Value of Financial Instruments

We adopted ASC Topic 820, Fair Value Measurement, for assets and liabilities measured at fair value on a recurring basis. ASC Topic 820 establishes a common definition for fair value to be applied to existing US GAAP that requires the use of fair value measurements that establishes a framework for measuring fair value and expands disclosure of fair value measurements.

ASC Topic 820 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC Topic 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

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

Derivative Liabilities

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each consolidated balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. We determined that none of our financial instruments meet the criteria for derivative accounting as of September 30, 2020 and 2019.

Operating leases

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

Long-Lived Assets

Our long-lived assets consisted of property, plant and equipment and are reviewed for impairment in accordance with the guidance of the Topic ASC Topic 360, Property, Plant, and Equipment. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairment losses recognized for the years ended September 30, 2020 and 2019.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment begins in the month following the month when the asset is placed into service and is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to twenty years. Property,  plant and equipment consist of:

	September 30, 2020	September 30, 2019

Buildings and improvements	$7,608,087	$7,221,600
Computer equipment	349,576	349,576
Furniture and equipment	2,764	2,764
Total	7,960,427	7,573,940
Accumulated depreciation	(448,006)	(1,152)
Property, plant and equipment, net	$7,512,421	$7,572,788

Depreciation expense for the years ended September 30, 2020 and 2019 amounted to $446,854 and $1,152, respectively.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Effective October 1, 2019, the Compnay adopted ASU 2018-07, Compensation – “Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting”, which addresses aspects of the accounting for nonemployee share-based payment transactions. Upon adoption, all of the issuances of stock to non-employees for goods and services are treated in the same matter as share based awards to employees.  The adoption did not have an impact on the Company’s financial statements.

Non-Cash Equity Transactions

Shares of equity instruments issued for noncash consideration are recorded at the estimated fair market value of the consideration granted based on the estimated fair market value of the equity instrument, or at the estimated fair market value of the goods or services received, whichever is more readily determinable.

Stock-Based Compensation

The Company accounts for share-based awards to employees in accordance with ASC Topic 718, Stock Compensation Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Effective October 1, 2019, the Company adopted ASU 2018-07, Compensation – “Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting”, which addresses aspects of the accounting for nonemployee share-based payment transactions.

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

Property lease revenue is earned through annual leases for facilities used in agricultural/manufacturing activities and the Company records revenues on a straight-line basis over the term of these leases.  Property lease revenues from these sources are recurring on an annual basis.  Unearned property lease revenues were $0 at both September 30, 2020 and 2019. The Company also receives a revenue participation fee which is considered a variable payment and thus is recorded in the period earned in accordance with ASC 842.

Advertising Expense

Advertising, promotional and selling expenses consist of sales and marketing expenses, and promotional activity expenses. Expenses are recognized when incurred.

General and Administrative Expense

General and administrative expenses consist of professional service fees, rent and utility expenses, meals, travel and entertainment expenses, and other general and administrative overhead costs. Expenses are recognized when incurred.

Loss per Share

We compute net loss per share in accordance with the ASC Topic 260. The ASC specifies the computation, presentation and disclosure requirements for loss per share for entities with publicly held common stock.

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Shares issuable upon the exercise of equity instruments such as warrants and options were not included in the loss per share calculations for 2020 and 2019 because the inclusion would have been anti-dilutive.

Recently Adopted Accounting Pronouncements

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

Additionally, the Company’s adoption of Topic 842 did not have a significant impact on the recognition, measurement or presentation of lease revenue and lease expenses within the consolidated statements of operations or the consolidated statements of cash flows. The Company’s adoption of Topic 842 did not have a material impact on the timing or amount of the Company’s lease revenue as a lessor in its sublease agreement.  The Company’s prepaid land lease balance that was recorded in current and other assets in the Company’s September 30, 2019 balance sheet has been classified as a component of the Company’s right-of-use assets effective October 1, 2019. The consolidated financial statements for the year ended September 30, 2020 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy. See Note 10, Commitments and Contingencies, for more information.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40).” The objective of this update is to simplify the accounting for convertible preferred stock by removing the existing guidance in ASC 470-20, “Debt: Debt with Conversion and Other Options,”, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. This amendment also further revises the guidance in ASU 260, “Earnings per Share,” to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the timing of adoption and impact of the updated guidance on its financial statements.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance removes certain exceptions to the general principles in Topic 740 and provides consistent application of U.S. GAAP by clarifying and amending existing guidance. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adoption and impact of the updated guidance on its financial statements.

NOTE 2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a working capital deficit of $232,158 as of September 30, 2020, an accumulated deficit of $18,722,552 and $18,013,209 at September 30, 2020 and 2019, respectively, and had a net loss of $709,343 for the year ended September 30, 2020. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	September 30, 2020	September 30, 2019

Cash and cash equivalents	$183,009	$455,843
Restricted cash	10,150	836,219
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$193,159	$1,292,062

Amounts included in restricted cash represent those required to be set aside by the Cannabis Control Commission in Massachusetts as well as by a contractual agreement with a lender for the payment of specific construction related expenditures as part of the Company’s property development in Massachusetts.

NOTE 4.	NOTES RECEIVABLE

Notes and other receivables as of September 30, 2020 and 2019, consisted of the following:

	September 30, 2020	September 30, 2019
Notes and other receivables from WGP, a licensed medical marijuana cultivator; $673,294 note secured by real and personal property of the borrower, interest rate of 18.0%; accrued consulting and legal fees of $206,675, construction advances of $332,357 and accrued interest of $549,349 at September 30, 2019. Net of reserves of $1,761,675 as of September 30, 2019. Balance was collected in full in February 2020.	$-	$-

Related party note receivable from BASK, a non-profit corporation, interest rate of 18.0%; monthly principal and interest payments of $4,422, maturing in 2023.	119,512	148,763

	119,512	148,763
Less: Current portion	(37,165)	(32,270)
	$82,347	$116,493

The notes and other receivables from WGP were fully reserved due to ongoing disputes between the Company and WGP. The Company filed a Demand for Arbitration against WGP on April 7, 2017. On January 18, 2018, the arbitration panel awarded the Company $1,045,000 plus interest at the rate of 18% per year from April 18, 2015 to March 18, 2018 for $550,000. In addition to the principal and interest awarded of $1,595,000, the Company was also awarded its attorneys’ fees and arbitration fees. The Company reversed the previously recorded reserve on the receivable with WGP in the amount of $1,761,675 since on February 5, 2020 the Company received cash of $2,069,138 from WGP as payment in full for the fully reserved notes and other receivables which include principal, interest, attorneys’ fees and arbitration fees.

NOTE 5.	NOTES PAYABLE

Unrelated

On August 25, 2020, the Company borrowed $153,000 from an unrelated party. The loan is unsecured, bears interest at a rate of 10% and is due and payable on August 25, 2021. The loan may not be prepaid. After October 29, 2019, the Company may not repay the loan without the consent of the lender. At any time after February 21, 2021, the full value of any unpaid principal is convertible into the Company’s common stock at a variable conversion price. The conversion price is equal to: (a) if the market price is greater than or equal to $1.10, the greater of (1) the variable conversion price (defined as market price multiplied by 65 percent) and (2) $0.72, and (b) if the market price is less than $1.10, the lesser of (1) the variable conversion price and (2) $0.72. The Company incurred debt issuance costs of $3,000 which was recorded as a debt discount.  Amortization expense related to the debt discount was $250 during the year ended September 30, 2020.

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

At September 30, 2020, the outstanding principal on this note was $4,000,000 and the unamortized debt discount was $571,483. All debt discounts are being amortized on a straight-line basis over the terms of the note. Amortization expense related to the debt discounts was $311,370 for the year ended September 30, 2020.

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

At September 30, 2020 and September 30, 2019, the outstanding principal on these notes was $0 and $195,000, respectively. All debt discounts are being recognized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts were $0 and $51,749 for the years ended September 30, 2020 and 2019, respectively.

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

A loan in the amount of $40,000 was repaid in January 2020.  On December 31, 2019, the remaining outstanding note in the amount of $150,000 was extended to mature on December 31, 2020.

At September 30, 2020 and September 30, 2019, the outstanding principal on these notes was $150,000 and $190,000, respectively. All debt discounts are being recognized on a straight-line basis over the terms of the notes. Amortization expense related to the debt discounts were $0 and $87,001 for the years ended September 30, 2020 and 2019, respectively.

Related Party

SCP. On February 1, 2016, we entered into an agreement with an unrelated party which provided us with borrowing capacity of $200,000. On May 1, 2016, the agreement was amended to increase the borrowing capacity to $1,000,000. On July 14, 2016, Strategic Capital Partners (“SCP”) assumed the $521,297 loan borrowed against this credit line, increasing the total balance owed to SCP to $2,431,646. SCP is controlled by Benjamin J. Barton, one of our officers and directors and a principal shareholder. The amounts borrowed from SCP were used to fund our operations.

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

The Company made principal payments on the note of $1,175,000 during the year ended September 30, 2020. Accrued interest on the note was $26,246 and $12,283 at September 30, 2020 and September 30, 2019, respectively.

At September 30, 2020, the outstanding principal on this note was $581,646, and the unamortized debt premium was $0. Amortization of debt premium was $0 and $25,673 for the years ended September 30, 2020 and 2019, respectively.

During the year ended September 30, 2020, the Company also incurred $180,000 of consulting expenses with SCP of which $65,000 remains outstanding at September 30, 2020.

NOTE 6.	RELATED PARTY TRANSACTIONS

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

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 and setup a new loan with payments over 5 years with 18% interest. At September 30, 2020 and 2019, the outstanding balance on the note receivable was $119,512 and $148,763, respectively.

On July 26, 2019, the Company entered into a 15-Year Triple Net lease of Building 1 of the MCC with BASK. The lease commenced on September 1, 2019 and includes an annual base rent of $135,000 and a revenue participation fee equivalent to 15% of BASK's gross revenues. As of September 30, 2020, the BASK tenant receivable balance was $124,617.

Tim Keogh, our Chief Executive Officer, is a Board Member of BASK.

NOTE 7.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended
	September 30,
	2020	2019

Net loss attributable to common stockholders	$(709,343)	$(4,903,668)

Basic weighted average outstanding shares of common stock	23,504,820	22,984,703
Dilutive effects of common share equivalents	-	-
Dilutive weighted average outstanding shares of common stock	23,504,820	22,984,703

Basic and diluted net loss per share of common stock	$(0.03)	$(0.21)

As of September 30, 2020, we have excluded 1,850,000 of stock options and 9,638,650 of warrants and 100,000 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net loss per share since the effects are anti-dilutive. As of September 30, 2019, we have excluded 750,000 of stock options 11,238,650 of warrants and 256,667 shares that would be issued from the conversion of outstanding convertible notes from the computation of diluted net loss per share since the effects are anti-dilutive.

NOTE 8.	INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC Topic 740. The Company has made an early adoption of ASU 2015-17 Balance Sheet Classification of Deferred Taxes.

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The components of the deferred income tax assets and liabilities arising under ASC Topic 740 were as follows:

	September 30,
	2020	2019

Deferred tax assets	$2,838,966	$2,438,893
Deferred tax liabilities	-	-
Valuation allowance	(2,838,966)	(2,438,893)

Net deferred tax assets/(liabilities)	$-	$-

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	Year Ended September 30,
	2020		2019
	Temporary Difference	Tax Effect	Temporary Difference	Tax Effect

Deferred tax assets
Net operating loss	$709,343	$174,144	$4,903,668	$1,209,245
Tax impact true up	-	20,927	-	-
Other temporary differences	835,040	205,002	(1,756,726)	(433,209)
Net deferred tax assets	1,544,383	400,073	3,146,942	776,036
Valuation allowance	(1,544,383)	(400,073)	(3,146,942)	(776,036)
Total deferred tax asset	-	-	-	-

Deferred tax liabilities
Total deferred liability	-	-	-	-
Total net deferred tax asset	$-	$-	$-	$-

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At September 30, 2020 and September 30, 2019, the Company had approximately and $11,564,017 and 10,019,634 respectively, in unused federal net operating loss carryforwards, which will begin to expire principally in the year 2034. A deferred tax asset at each date of approximately $379,146 and $776,036 resulting from the loss carryforwards and other temporary differences has been offset by a 100% valuation allowance. The change in the valuation allowance for the period ended September 30, 2020 and September 30, 2019 was approximately $ (400,073) and $(776,036).

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	September 30,
	2020	2019

U.S. Federal statutory graduated rate	21.00%	21.00%
State income tax rate, net of federal benefit	3.55%	3.66%
Total rate	24.55%	24.66%

Less: Net operating loss for which no benefit is currently available	(24.55)%	(24.66)%
Net effective rate	0.00%	0.00%

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

Preferred Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock. No preferred shares were outstanding at September 30, 2020 and 2019.

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

The equity line agreement expired on August 14, 2019.

During the year ended September 30, 2019, the Company submitted Put Notices for a total of 715,981 shares for $1,211,000 in cash.

During the year ended September 30, 2019, the Company converted debt and interest of $261,513 into 174,342 shares of common stock.

During the year ended September 30, 2019, we issued 119,734 shares of stock for services valued $154,998.

During the year ended September 30, 2020, we issued 191,490 shares of stock for services valued $90,000.

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

The fair value of the options granted during the years ended September 30, 2020 and 2019 were established using the Black Scholes option pricing model using the following assumptions:

●	Risk-free interest rate – 0.28% to 1.55%
●	Expected term – 4.8 to 5.0 years
●	Volatility – 118% to 142%

Options Issuances in 2020

On September 30, 2020, the Company awarded a total of 500,000 options to two executives at an exercise price of $1.50 per share. The options vested immediately and can be exercised at any time on or before September 30, 2025.

On September 30, 2020, the Company also awarded a total of 500,000 options to two executives at an exercise price of $3.00 per share. The options vested immediately and can be exercised at any time on or before September 30, 2025.

As these options were fully vested at grant date, the full value of $301,770 was recognized immediately as stock based compensation expense and no further expense will be recognized associated with these awards.

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

On August 27, 2019, the Company awarded a total of 300,000 options to an executive at an exercise price of $1.50 per share. The options vest over a period of 2.5 years and can be exercised any time on or before August, 27, 2024.

 The following table shows the stock option activity for the years ended September 30, 2020 and 2019:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding as of September 30, 2018	150,000	$2.21	2.9	$-
Granted	900,000	1.50	4.8	-
Outstanding as of September 30, 2019	1,050,000	$1.64	4.4	$-
Granted	1,000,000	$2.25	5.0	$-
Forfeited	(200,000)	$1.50
Outstanding as of September 30, 2020	1,850,000	$1.99	4.2	$-
Vested and expected to vest at September 30, 2020	1,850,000	$1.99	4.2	$-
Exercisable at September 30, 2020	1,850,000	$1.99	4.2

Stock based compensation expense related to the options was $471,971 and $578,790 for the years ended September 30, 2020 and 2019, respectively. At September 30, 2020, unrecognized stock-based compensation associated with stock options amounted to $0. During the years ended September 30, 2020 and 2019, we received proceeds of $0 from stock option exercises.

Warrants

Warrant Issuances in 2020

The Company did not issue any warrants during the year ended September 30, 2020.

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

The fair value of the warrants issued in 2019 was determined using the Black-Scholes option pricing model using the following assumptions:

●	Expected term – 3.25 to 5 years
●	Volatility – 119% to 144%
●	Risk-free rate – 1.56% to 1.67%
●	Stock price - $0.95 to $1.23
●	Expected dividends – $0

The following table shows the warrant activity for the years ended September 30, 2020 and 2019:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding as of September 30, 2018	9,478,650	$1.55	$2.6	$-
Granted	2,148,000	1.33	-
Exercised	(388,000)	1.23
Outstanding as of September 30, 2019	11,238,650	1.52	2.30	$-
Expired	(1,600,000)	2.25		$
Outstanding as of September 30, 2020	9,638,650	1.39	1.80	-
Exercisable at September 30, 2020	9,638,650	1.39	1.50	$-

NOTE 10.	COMMITMENTS AND CONTINGENCIES

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

Operating Leases

Land

On October 17, 2016, the Company closed the acquisition of the 52.6-acre parcel of undeveloped land in Freetown, Massachusetts. The deposits of $925,000 previously paid by the Company to the seller, Boston Beer Company ("BBC"), were credited against the total purchase price of $4,475,000. The remaining balance of $3,550,000 was paid to BBC by Massachusetts Medical Properties, LLC ("MMP"). The property is located approximately 47 miles southeast of Boston. In August 2019, the Company completed construction of Building 1 at MCC.

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

The Company constructed Building 1 on the leased land and on September 1, 2019, BASK, commenced its 15-year sublease of Building 1 which includes a base rent plus 15% of BASK’s gross revenues. This sublease income is recorded as Rental income - related party on the Company’s consolidated statements of operations.

As of September 30, 2020, the Company’s right-of-use assets were $6,914,080, the Company’s current maturities of operating lease liabilities were $4,728, and the Company’s noncurrent lease liabilities were $4,243,224. During the year ended September 30, 2020, the Company had operating cash flows from operating leases of $256,125.

The table below presents lease related terms and discount rates as of September 30, 2020.

As of September 30, 2020

Weighted average remaining lease term
Operating leases	46
Weighted average discount rate
Operating leases	7.9%

 The reconciliation of the maturities of the operating leases to the lease liabilities recorded in the Consolidated Balance Sheet as of September 30, 2020 are as follows:

2021	341,500
2022	341,500
2023	341,500
2024	341,500
2025	341,500
Thereafter	14,001,500
Total lease payments	15,709,000
Less: Interest	(11,461,048)
$4,247,952
Less: operating lease liability, current portion	(4,728)
Operating lease liability, long term	$4,243,224

Office space

The Company leases its office space located at 1555 Blake St., Unit 502, Denver, CO 80202 for $2,500 per month with a lease term of less than 12 months.

Lease expense for office space was $18,303 and $15,055 for the years ended September 30, 2020 and 2019, respectively.

Aggregate rental expense under all leases totaled $401,021 and $410,162 for the years ended September 30, 2020 and 2019, respectively.

NOTE 11.	SUBSEQENT EVENTS

On October 12, 2020, an outstanding convertible note in the amount of $150,000 originally due on December 31, 2020 was extended to mature on December 31, 2021. All accrued interest is to be paid by December 31, 2020.

On December 4, 2020, the outstanding $4,000,000 loan due to an unrelated party was increased by $500,000 and the maturity date of the loan was extended to August 1, 2023. All other provisions of the original $4,000,000 loan remain the same. The proceeds of this loan will be used to develop Building 2 at the Company's Massachusetts Cannabis Center.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of December, 2020.

AMERICANN, INC.

By:	/s/ Timothy Keogh
Timothy Keogh, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Keogh
Timothy Keogh	Chief Executive Officer and a Director	December 21, 2020

/s/ Benjamin J. Barton
Benjamin J. Barton	Chief Financial and Accounting Officer and a Director	December 21, 2020

/s/ J. Tyler Opel
J. Tyler Opel	Director	December 21, 2020