Form 10-Q
period 2020-12-31
AmeriCann, Inc.
filed 2021-02-16
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 11, 2021, the registrant had 23,696,310 shares of common stock outstanding.

AmeriCann, Inc.

FORM 10-Q

TABLE OF CONTENTS

		PAGE NO.
PART I FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:
	Consolidated Balance Sheets as of December 31, 2020 and September 30, 2020	3
	Consolidated Statements of Operations for the Three Months Ended December 31, 2020 and 2019	4
	Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended December 31, 2020 and 2019	5
	Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2020 and 2019	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	18

PART II OTHER INFORMATION

Item 6.	Exhibits	19

SIGNATURES		20

Part I:  FINANCIAL INFORMATION

Item 1.      UNAUDITED Financial Statements

AMERICANN, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2020	September 30, 2020

Assets
Current Assets:
Cash and cash equivalents	$448,263	$183,009
Restricted cash	10,590	10,150
Tenant receivable - related party	140,791	124,617
Prepaid expenses and other current assets	2,500	2,500
Current portion of note receivable - related party	38,753	37,165
Total current assets	640,897	357,441

Property, Plant and Equipment, net	7,399,788	7,512,421
Operating lease - right-of-use asset	6,897,250	6,914,080
Note receivable - related party	72,642	82,347
Total assets	$15,010,577	$14,866,289

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$337,553	$276,155
Accounts payable - related party	85,000	65,000
Interest payable (including $39,440 and $26,246 to related parties)	86,847	72,895
Other payables	5,196	20,571
Operating lease liability, short term	2,387	4,728
Notes payable	301,000	150,250
Total current liabilities	817,983	589,599

Notes payable (net of unamortized discounts of $503,295 and $571,483)	3,996,705	3,578,517
Notes payable - related party	581,646	581,646
Operating lease liability, long term	4,243,224	4,243,224

Total liabilities	9,639,558	8,992,986

Commitments and contingencies - see Note 7

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 23,696,310 shares issued and outstanding as of December 31, 2020 and September 30, 2020	2,370	2,370
Additional paid in capital	24,593,485	24,593,485
Accumulated deficit	(19,224,836)	(18,722,552)
Total stockholders' equity	5,371,019	5,873,303

Total liabilities and stockholders' equity	$15,010,577	$14,866,289

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2020	2019

Revenues:
Rental income - related party	$271,585	$34,691
Total revenues	271,585	34,691

Operating expenses:
Advertising and marketing	1,426	36,126
Professional fees	96,856	86,609
General and administrative expenses	475,881	456,348
Recovery of loss from provision for doubtful accounts	-	(1,761,675)
Total operating expenses	574,163	(1,182,592)

(Loss) income from operations	(302,578)	1,217,283

Other income (expense):
Interest income	5,148	-
Interest expense	(191,659)	(159,449)
Interest expense - related party	(13,195)	(39,849)
Total other income (expense)	(199,706)	(199,298)

Net (loss) income	$(502,284)	$1,017,985

Basic and diluted (loss) income per common share	$(0.02)	$0.04

Weighted average common shares outstanding	23,696,310	23,504,820

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2019	-	$-	23,504,820	$2,351	$24,121,534	$(18,013,209)	$6,110,676
Stock-based compensation	-		-	-	108,522	-	108,522
Net income	-		-	-	-	1,017,985	1,017,985
Balances, December 31, 2019	-	$-	23,504,820	$2,351	$24,230,056	$(16,995,224)	$7,237,183

	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2020	-	$-	23,696,310	$2,370	$24,593,485	$(18,722,552)	$5,873,303
Net loss	-		-	-	-	(502,284)	(502,284)
Balances, December 31, 2020	-	$-	23,696,310	$2,370	$24,593,485	$(19,224,836)	$5,371,019

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

consolidated STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(502,284)	$1,017,985
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	112,633	108,558
Amortization of right of use assets	16,830	16,655
Recovery of loss provision for doubtful accounts	-	(1,761,675)
Stock based compensation and option expense	-	108,522
Amortization of debt discount	68,938	77,332
Changes in operating assets and liabilities:
Tenant receivable - related party	(16,174)	14,458
Prepaid expenses	-	(18,815)
Accounts payable and accrued expenses	61,398	(135,868)
Operating lease liability	(2,341)	(2,164)
Related party payables	20,000	-
Interest payable	758	(27,582)
Interest payable - related party	13,194	1,144
Other payables	(15,375)	(2,098)
Net cash flows used in operations	(242,423)	(603,548)

Cash flows from investing activities:
Additions to construction in progress	-	(107,579)
Additions to property, plant and equipment	-	(197,442)
Payments received on notes receivable - related party	8,117	4,807
Net cash flows provided by (used in) investing activities	8,117	(300,214)

Cash flows from financing activities:
Proceeds from note payable	500,000	-
Net cash flows provided by financing activities	500,000	-

Net change in cash, cash equivalents, and restricted cash	265,694	(903,762)

Cash, cash equivalents, and restricted cash at beginning of period	193,159	1,292,062

Cash, cash equivalents, and restricted cash at end of period	$458,853	$388,300

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$121,964	$77,470
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activities:

ROU asset and operating lease obligation recognized under the adoption of Topic 842	$-	$6,980,957

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

The Company's activities are subject to significant risks and uncertainties including the potential failure to secure funding to continue its operations.

Basis of Presentation

The (a) consolidated balance sheet as of September 30, 2020, which has been derived from audited financial statements, and (b) the unaudited financial statements as of and for the three months ended December 31, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on December 21, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2020 as reported in the Form 10-K have been omitted.

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

Significant Accounting Policies

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	December 31, 2020	September 30, 2020

Cash and cash equivalents	$448,263	$183,009
Restricted cash	10,590	10,150
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$458,853	$193,159

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

Property, Plant and Equipment, net

Property and equipment are stated at cost. Depreciation of property and equipment begins in the month following the month when the asset is placed into service and is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to twenty years. Property, plant and equipment consist of:

	December 31, 2020	September 30, 2020

Buildings and improvements	$7,608,087	$7,608,087
Computer equipment	349,576	349,576
Furniture and equipment	2,764	2,764
Total	7,960,427	7,960,427
Accumulated depreciation	(560,639)	(448,006)
Property, plant and equipment, net	$7,399,788	$7,512,421

Depreciation expenses for the three months ended December 31, 2020 and December 31, 2019 amounted to $112,633 and $108,558, respectively.

Leases

Effective October 1, 2019, we adopted Topic 842, Lease Accounting using the effective date method. Under this method, periods prior to adoption remain unchanged. We determine if an arrangement is a lease at inception.

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

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $19,224,836 and $18,722,552 at December 31, 2020 and September 30, 2020, respectively, and had a net loss of $502,284 for the three months ended December 31, 2020. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities.

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

NOTE 3. NOTES AND OTHER RECEIVABLES

Notes and other receivables as of December 31, 2020 and September 30, 2020, consisted of the following:

	December 31, 2020	September 30, 2020

Related party note receivable from BASK, a non-profit corporation, interest rate of 18.0%; monthly principal and interest payments of $4,422, maturing in 2023.	$111,395	$119,512

	111,395	119,512
Less: Current portion	(38,753)	(37,165)

	$72,642	$82,347

NOTE 4.  NOTES PAYABLE

Unrelated

On August 25, 2020, the Company borrowed $153,000 from an unrelated party. The loan is unsecured, bears interest at a rate of 10% and is due and payable on August 25, 2021.  After February 21, 2021, the Company may not repay the loan without the consent of the lender. At any time after February 21, 2021, the full value of any unpaid principal is convertible into the Company’s common stock at a variable conversion price. The conversion price is equal to: (a) if the market price is greater than or equal to $1.10, the greater of (1) the variable conversion price (defined as market price multiplied by 65 percent) and (2) $0.72, and (b) if the market price is less than $1.10, the lesser of (1) the variable conversion price and (2) $0.72. The Company incurred debt issuance costs of $3,000 which was recorded as a debt discount.  Amortization expense related to the debt discount was $750 during the three months ended December 31, 2020.

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

On December 4, 2020, the loan was modified and increased by $500,000. The maturity date of the loan was extended to August 1, 2023. All other provisions of the original loan remain the same. The debt modification was deemed not substantial and was accounted for as a debt modification. The broker for the loan received a cash commission of $40,000 which was expensed when incurred.

At December 31, 2020, the outstanding principal on this note was $4,500,000 and the unamortized debt discount was $503,295. All debt discounts are being amortized on a straight-line basis over the term of the modified note. Amortization expense related to the debt discounts was $68,188 and $77,332 for the three months ended December 30, 2020 and 2019, respectively.

February 2018 Convertible Note Offering

On February 12, 2018, the Company sold convertible notes in the principal amount of $810,000 to a group of accredited investors.  The notes are unsecured and bear interest at 8% per year.  At December 31, 2020 and September 30, 2020, the outstanding principal on these notes was $150,000.  On October 12, 2020, this remaining note was extended to mature on December 31, 2021.

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

The second note, in the principal amount of $756,646, bears interest at 8% per year and matures on December 31, 2019. Interest is payable quarterly. The note was not convertible into shares of our common stock. All unpaid principal and interest was due on December 31, 2019.

On September 30, 2019, both notes were amended and combined into one note, in the principal amount of $1,756,646, bearing interest of 9% per year and maturing on December 31, 2022. Additionally, the conversion option in the first note was eliminated. The new note is secured by all amounts due from WGP or its affiliates. SCP also received warrants to purchase 1,500,000 shares of the Company's common stock. The warrants are exercisable at a price of $1.25 per share and expire on December 31, 2022. The debt modification was deemed substantial and was accounted for as a debt extinguishment. The fair value of the 1,500,000 warrants was $977,110 and was recognized as loss on extinguishment of debt during the year ended September 30, 2019.

The Company made principal payments on the note of $1,175,000 during the year ended September 30, 2020. Accrued interest on the note payable was $39,440 and $26,246 at December 31, 2020 and September 30, 2020, respectively.

At December 31, 2020 and September 30, 2020, the outstanding principal on this note was $581,646.

During the year ended September 30, 2020, the Company also incurred $180,000 of consulting expenses with SCP of which $65,000 remained outstanding at September 30, 2020. During the three months ended December 31, 2020, the Company incurred $45,000 of consulting expenses with SCP and paid $25,000. As of December 31, 2020, $85,000 remains outstanding.

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

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 into a new loan with payments over 5 years with 18% interest. At December 31, 2020 and September 30, 2020, the outstanding balance on the note receivable was $111,395 and 119,512, respectively

On July 26, 2019, the Company entered into a 15-Year Triple Net lease of Building 1 of the MCC with BASK. The lease commenced on September 1, 2019 and includes an annual base rent of $135,000 and a revenue participation fee equivalent to 15% of BASK's gross revenues. As of December 31, 2020, the BASK tenant receivable balance was $140,791.

Tim Keogh, our Chief Executive Officer, is a Board Member of BASK.

NOTE 6. INCOME/LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	December 31,
	2020	2019

Net (loss) income attributable to common stockholders	$(502,284)	$1,017,985

Basic weighted average outstanding shares of common stock	23,696,310	23,504,820
Dilutive effects of common share equivalents	-	-
Dilutive weighted average outstanding shares of common stock	23,696,310	23,504,820

Basic and diluted net (loss) income per share of common stock	$(0.02)	$0.04

As of December 31, 2020, we excluded 1,850,000 of stock options and 8,911,650 of warrants and 100,000 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net income (loss) per share since the intrinsic value of these instruments was zero with the effect being anti-dilutive. As of December 31, 2019, we have excluded 1,050,000 of stock options and 11,238,650 of warrants and 256,667 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net income (loss) per share since the effects are anti-dilutive.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2020, the Company’s right-of-use assets were $6,897,250, the Company’s current maturities of operating lease liabilities were $2,387, and the Company’s noncurrent lease liabilities were $4,243,224. During the three months ended December 31, 2020, the Company had operating cash flows from operating leases of $85,375.

The table below presents lease related terms and discount rates as of December 31, 2020.

As of December 31, 2020

Weighted average remaining lease term
Operating leases (in years)	45.75
Weighted average discount rate
Operating leases	7.9%

The reconciliation of the maturities of the operating leases to the lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2020 are as follows:

2021	256,125
2022	341,500
2023	341,500
2024	341,500
2025	341,500
Thereafter	14,001,500

Total lease payments	15,623,625
Less: Interest	(11,378,014)
$4,245,611

Less: operating lease liability, current portion	(2,387)
Operating lease liability, long term	$4,243,224

Office space

The Company leases its office space located at 1555 Blake St., Unit 502, Denver, CO 80202 for $2,500 per month with a lease term of less than 12 months.

Lease expense for office space was $7,500 and $3,801 for the three months ended December 31, 2020 and 2019, respectively.

Aggregate rental expense under all leases totaled $107,365 and $103,666 for the three months ended December 31, 2020 and 2019, respectively.

NOTE 8.  STOCKHOLDERS’ EQUITY

Stock Options. There was no stock option activity for the three months ended December 31, 2020. Stock option details are as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Exercisable at September 30, 2020	1,850,000	$1.99	4.2	$-
Outstanding as of December 31, 2020	1,850,000	$1.99	4.0	$-
Vested and expected to vest at December 31, 2020	1,850,000	$1.99	4.0	$-
Exercisable at December 31, 2020	1,850,000	$1.99	4.0	$-

Stock option-based compensation expense associated with stock options was $0 and $108,522 for the three months ended December 31, 2020 and 2019, respectively.

Warrants. Warrant activity as of and for the three months ended December 31, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding as of September 30, 2020	9,638,650	$1.39	1.50	$-
Expired	(727,000)	$3.00
Outstanding as of December 31, 2020	8,911,650	$1.26	1.40	$-
Exercisable at December 31, 2020	8,911,650	$1.26	1.40	$-

NOTE 9. INCOME TAXES

We did not record any income tax expense or benefit for the three months ended December 31, 2020 or 2019. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of December 31, 2020 and 2019.

As of December 31, 2020, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended September 30, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K

Forward-Looking Statements

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

The first phase of the million square foot project, Building 1, a 30,000 square foot cultivation and processing facility, is fully-operational and is currently 100% leased by a vertically-integrated Massachusetts cannabis company. AmeriCann generates revenue through lease arrangements with the operators that includes base rent and royalty payments of 15% of gross revenue generated from products produced at the MCC.

AmeriCann, through a 100% owned subsidiary, AmeriCann Brands, Inc., has received two licenses from the Massachusetts Cannabis Control Commission to cultivate cannabis and provide extraction and product manufacturing support to the entire MCC project, as well as to other licensed cannabis farmers throughout regulated markets. AmeriCann Brands plans to operate in Building 2 at the MCC which is in the final design process. In addition to large-scale extraction of cannabis plant material, AmeriCann Brands plans to produce branded consumer packaged goods including cannabis beverages, vaporizer products, edible products, non-edible products and concentrates at the state-of-the-art facility.

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

SIGNIFICANT ACCOUNTING POLICIES

Leases

Effective October 1, 2019, we adopted ASC 842, Lease Accounting using the effective date method. We determine if an arrangement is a lease at inception.

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

RESULTS OF OPERATIONS

Total Revenues

During the three months ended December 31, 2020 and 2019, we generated $271,585 and $34,691 in revenue, respectively. The increase in revenues is due to the rental revenue and participation fee revenues due to completion of Building 1.

Advertising and Marketing Expenses

Advertising and marketing expenses were $1,426 and $36,126 for the three months ended December 31, 2020 and 2019, respectively. The decrease is due to a decrease in public relations costs.

Professional Fees

Professional fees were $96,856 and $86,609 for the three months ended December 31, 2020 and 2019, respectively. The increase is due to an increase in accounting and consulting fees.

General and Administrative Expenses

General and administrative expenses were $475,881 and $456,348 for the three months ended December 31, 2020 and 2019, respectively. The increase is primarily a result of an increase in loan fees, property tax expenses and other fees offset by a decrease in stock compensation expense and payroll expenses.

Recovery of Provision for Doubtful Accounts

(Recovery) of provision for doubtful accounts was $0 and $(1,761,675) for the three months ended December 31, 2020 and 2019, respectively. The increase is a result of a reversal of the reserve on the receivable balance with WGP, as the payment was received in February 2020.

Interest Income

Interest income was $5,148 and $0 for the three months ended December 31, 2020 and 2019, respectively.  The increase is a result of the BASK note receivable.

Interest Expense

Interest expense was $204,854 and $199,298 for the three months ended December 31, 2020 and 2019, respectively. The increase is primarily attributable to interest on the $4,500,000 loan and the amortization of debt discounts during the three months ended December 31, 2020.

Net Operating Income/Loss

We had a net (loss)/income of $(502,284) and $1,017,985 for the three months ended December 31, 2020 and 2019, respectively. The decrease in net income is attributable to a one time collection of the arbitration award in 2019 partially offset by increases in revenues in 2020 and changes in operating expenses and interest income and expense, each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $19,224,836 and $18,722,552 at December 31, 2020 and September 30, 2020, respectively, and had a net loss of $502,284 for the three months ended December 31, 2020. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities.

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

Analysis of Cash Flows

During the three months ended December 31, 2020, our net cash flows used in operations were $242,423 as compared to net cash flows used in operations of $603,548 for the three months ended December 31, 2019. The decrease is primarily due to collection of the arbitration award, timing of working capital payments, and stock based compensation expense during the three months ended December 31, 2019.

Cash flows provided by investing activities were $8,117 for the three months ended December 31, 2020, consisting of payments received on notes receivable. Cash flows used in investing activities were $300,214 for the three months ended December 31, 2019, consisting of additions to constructions in progress and property, plant and equipment and payments received on notes receivable.

Cash flows provided by financing activities were $500,000 for the three months ended December 31, 2020, consisting of proceeds on a note payable. Cash flows provided by financing activities were $0 for the three months ended December 31, 2019.

We do not have any firm commitments from any person to provide us with any capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2020, we did not have any off balance sheet arrangements.

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

Internal Control over Financial Reporting

As indicated in our Form 10-K filed on December 21, 2020, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2020 at the reasonable assurance level, as a result of a material weaknesses primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP, limited or no segregation of duties, and lack of independent directors.

We are currently in the process of evaluating the steps necessary to remediate these material weaknesses.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICANN, INC.

Dated: February 16, 2021	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer