Form 10-Q
period 2021-03-31
AmeriCann, Inc.
filed 2021-05-13
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, the registrant had 23,696,310 shares of common stock outstanding.

AMERICANN, INC.

FORM 10-Q

TABLE OF CONTENTS

		PAGE NO.
PART I FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:
	Consolidated Balance Sheets as of March 31, 2021 and September 30, 2020	3
	Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2021 and 2020	4
	Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended March 31, 2021 and 2020	5
	Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2021 and 2020	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	19

PART II OTHER INFORMATION

Item 6.	Exhibits	20

SIGNATURES		21

PART I:  FINANCIAL INFORMATION

ITEM 1.      UNAUDITED FINANCIAL STATEMENTS

AMERICANN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	September 30, 2020

Assets
Current Assets:
Cash and cash equivalents	$356,943	$183,009
Restricted cash	10,229	10,150
Tenant receivable - related party	176,237	124,617
Prepaid expenses and other current assets	2,500	2,500
Current portion of note receivable - related party	38,012	37,165
Total current assets	583,921	357,441

Construction in progress	6,500	-
Property and equipment, net	7,287,076	7,512,421
Operating lease - right-of-use asset	6,880,373	6,914,080
Note receivable - related party	64,894	82,347
Total assets	$14,822,764	$14,866,289

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$204,050	$276,155
Accounts payable - related party	130,000	65,000
Interest payable (including $4,016 and $26,246 to related parties)	52,221	72,895
Other payables	20,059	20,571
Operating lease liability, short term	10,030	4,728
Notes payable	450,000	150,250
Total current liabilities	866,360	589,599

Notes payable (net of unamortized discounts of $425,365 and $571,483)	4,074,635	3,578,517
Notes payable - related party	581,646	581,646
Operating lease liability, long term	4,233,196	4,243,224

Total liabilities	9,755,837	8,992,986

Commitments and contingencies - see Note 7

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 23,696,310 shares issued and outstanding as of March 31, 2021 and September 30, 2020	2,370	2,370
Additional paid in capital	24,593,485	24,593,485
Accumulated deficit	(19,528,928)	(18,722,552)
Total stockholders' equity	5,066,927	5,873,303

Total liabilities and stockholders' equity	$14,822,764	$14,866,289

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six months Ended March 31,
	2021	2020	2021	2020

Revenues:
Rental income - related party	$437,344	$34,690	$708,929	$69,381
Total revenues	437,344	34,690	708,929	69,381

Operating expenses:
Advertising and marketing	7,203	1,415	8,629	37,541
Professional fees	85,416	143,779	182,272	230,388
General and administrative expenses	381,020	393,616	856,901	849,964
Recovery of loss from provision for doubtful accounts	-	-	-	(1,761,675)
Total operating expenses	473,639	538,810	1,047,802	(643,782)

(Loss) income from operations	(36,295)	(504,120)	(338,873)	713,163

Other income (expense):
Interest income	4,780	320,313	9,928	320,313
Interest expense	(259,669)	(206,606)	(451,328)	(366,055)
Interest expense - related party	(12,908)	(29,671)	(26,103)	(69,520)
Total other income (expense)	(267,797)	84,036	(467,503)	(115,262)

Net (loss) income	$(304,092)	$(420,084)	$(806,376)	$597,901

Basic and diluted (loss) income per common share	$(0.01)	$(0.02)	(0.03)	$0.03

Weighted average common shares outstanding	23,696,310	23,504,820	23,696,310	23,504,820

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2019	-	$-	23,504,820	$2,351	$24,121,534	$(18,013,209)	$6,110,676
Stock-based compensation	-		-	-	108,522	-	108,522
Net income	-		-	-	-	1,017,985	1,017,985
Balances, December 31, 2019	-	$-	23,504,820	$2,351	$24,230,056	$(16,995,224)	$7,237,183
Stock-based compensation	-		-	-	38,551	-	38,551
Net loss	-		-	-	-	(420,084)	(420,084)
Balances, March 31, 2020	-	$-	23,504,820	$2,351	$24,268,607	$(17,415,308)	$6,855,650

	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2020	-	$-	23,696,310	$2,370	$24,593,485	$(18,722,552)	$5,873,303
Net loss	-		-	-	-	(502,284)	(502,284)
Balances, December 31, 2020	-	$-	23,696,310	$2,370	$24,593,485	$(19,224,836)	$5,371,019
Net loss	-		-	-	-	(304,092)	(304,092)
Balances, March 31, 2021	-	$-	23,696,310	$2,370	$24,593,485	$(19,528,928)	$5,066,927

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(806,376)	$597,901
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	225,345	221,355
Amortization of right of use assets	33,707	33,352
Recovery of loss provision for doubtful accounts	-	(1,761,675)
Stock based compensation and option expense	-	147,073
Amortization of debt discount	148,868	155,261
Changes in operating assets and liabilities:
Tenant receivable - related party	(51,620)	8,897
Notes and other receivables	-	1,761,675
Prepaid expenses	-	(20)
Accounts payable and accrued expenses	(72,105)	(182,137)
Operating lease liability	(4,726)	(4,372)
Related party payables	65,000	-
Interest payable	1,557	(69,238)
Interest payable - related party	(22,231)	(7,320)
Other payables	(512)	1,876
Net cash flows (used in) provided by operations	(483,093)	902,628

Cash flows from investing activities:
Additions to construction in progress	(6,500)	-
Additions to property and equipment	-	(378,557)
Payments received on notes receivable - related party	16,606	9,642
Net cash flows provided by (used in) investing activities	10,106	(368,915)

Cash flows from financing activities:
Proceeds from note payable, net of financing costs	800,000	-
Payments on note payable - related party	-	(1,175,000)
Principal payments on notes payable	(153,000)	(235,000)
Net cash flows provided by (used in) financing activities	647,000	(1,410,000)

Net increase (decrease) in cash, cash equivalents, and restricted cash	174,013	(876,287)

Cash, cash equivalents, and restricted cash at beginning of period	193,159	1,292,062

Cash, cash equivalents, and restricted cash at end of period	$367,172	$415,775

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$349,237	$356,872
Cash paid for income taxes	$-	$-

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

Basis of Presentation

The (a) consolidated balance sheet as of September 30, 2020, which has been derived from audited financial statements, and (b) the unaudited financial statements as of and for the six months ended March 31, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on December 21, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2020 as reported in the Form 10-K have been omitted.

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

Significant Accounting Policies

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	March 31, 2021	September 30, 2020

Cash and cash equivalents	$356,943	$183,009
Restricted cash	10,229	10,150
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$367,172	$193,159

Amounts included in restricted cash represent those required to be set aside by the Cannabis Control Commission in Massachusetts.

Property and Equipment, net

Property and equipment are stated at cost. Depreciation of property and equipment begins in the month following the month when the asset is placed into service and is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to twenty years. Property and equipment consist of:

	March 31, 2021	September 30, 2020

Buildings and improvements	$7,608,087	$7,608,087
Computer equipment	349,576	349,576
Furniture and equipment	2,764	2,764
Total	7,960,427	7,960,427
Accumulated depreciation	(673,351)	(448,006)
Property and equipment, net	$7,287,076	$7,512,421

Depreciation expenses for the six months ended March 31, 2021 and March 31, 2020 amounted to $225,345 and $221,355, respectively.

Leases

Effective October 1, 2019, we adopted Topic 842, Lease Accounting using the effective date method. Under this method, periods prior to adoption remain unchanged. We determine if an arrangement is a lease at inception.

Right-of-Use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Variable lease payments are not included in the calculation of the right-of-use asset and lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $19,528,928 and $18,722,552 at March 31, 2021 and September 30, 2020, respectively, and had a net loss of $806,376 for the six months ended March 31, 2021. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities.

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

NOTE 3. NOTES AND OTHER RECEIVABLES

Notes and other receivables as of March 31, 2021 and September 30, 2020, consisted of the following:

	March 31, 2021	September 30, 2020
Related party note receivable from BASK, interest rate of 18.0%; monthly principal and interest payments of $4,422, maturing in 2023.	102,906	119,512

	102,906	119,512
Less: Current portion	(38,012)	(37,165)

	$64,894	$82,347

NOTE 4.  NOTES PAYABLE

Unrelated

On February 25, 2021, the Company borrowed $300,000 from an unrelated party. The loan is unsecured, bears interest at a rate of 11% and is due and payable on August 2, 2021.

On August 25, 2020, the Company borrowed $153,000 from an unrelated party. The loan is unsecured, bears interest at a rate of 10% and is due and payable on August 25, 2021.  After February 21, 2021, the Company may not repay the loan without the consent of the lender. At any time after February 21, 2021, the full value of any unpaid principal is convertible into the Company’s common stock at a variable conversion price. The conversion price is equal to: (a) if the market price is greater than or equal to $1.10, the greater of (1) the variable conversion price (defined as market price multiplied by 65 percent) and (2) $0.72, and (b) if the market price is less than $1.10, the lesser of (1) the variable conversion price and (2) $0.72. The Company incurred debt issuance costs of $3,000 which was recorded as a debt discount.   In February 2021, the Company paid off the loan principal balance of $153,000 and paid a prepayment fee of $47,941. Amortization expense related to the debt discount was $2,750 during the six months ended March 31, 2021.

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

At March 31, 2021, the outstanding principal on this note was $4,500,000 and the unamortized debt discount was $425,365. All debt discounts are being amortized on a straight-line basis over the term of the modified note. Amortization expense related to the debt discounts was $146,118 and $155,261 for the six months ended March 31, 2021 and 2020, respectively.

February 2018 Convertible Note Offering

On February 12, 2018, the Company sold convertible notes in the principal amount of $810,000 to a group of accredited investors.  The notes are unsecured and bear interest at 8% per year.  At March 31, 2021 and September 30, 2020, the outstanding principal on these notes was $150,000.  On October 12, 2020, this remaining note was extended to mature on December 31, 2021.

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

The Company made principal payments on the note of $1,175,000 during the year ended September 30, 2020. Accrued interest on the note payable was $4,016 and $26,246 at March 31, 2021 and September 30, 2020, respectively.

At March 31, 2021 and September 30, 2020, the outstanding principal on this note was $581,646.

During the year ended September 30, 2020, the Company also incurred $180,000 of consulting expenses with SCP of which $65,000 remained outstanding at September 30, 2020. During the six months ended March 31, 2021, the Company incurred $90,000 of consulting expenses with SCP and paid $25,000. As of March 31, 2021, $130,000 remains outstanding.

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

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 into a new loan with payments over 5 years with 18% interest. At March 31, 2021 and September 30, 2020, the outstanding balance on the note receivable was $102,906 and 119,512, respectively

On July 26, 2019, the Company entered into a 15-Year Triple Net lease of Building 1 of the MCC with BASK. The lease commenced on September 1, 2019 and includes an annual base rent of $135,000 and a revenue participation fee equivalent to 15% of BASK's gross revenues. As of March 31, 2021, the BASK tenant receivable balance was $176,237.

Tim Keogh, our Chief Executive Officer, is a Board Member of BASK.

NOTE 6. INCOME/LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Net (loss) income attributable to common stockholders	$(304,092)	$(420,084)	$(806,376)	$597,901

Basic weighted average outstanding shares of common stock	23,696,310	23,504,820	23,696,310	23,504,820
Dilutive effects of common share equivalents	-	-	-	-
Dilutive weighted average outstanding shares of common stock	23,696,310	23,504,820	23,696,310	23,504,820

Basic and diluted net (loss) income per share of common stock	$(0.01)	$(0.02)	$(0.03)	$0.03

As of March 31, 2021 we excluded 1,850,000 of stock options and 8,911,650 of warrants and 100,000 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net income (loss) per share since the intrinsic value of these instruments was zero with the effect being anti-dilutive.  As of March 31, 2020, we excluded 1,050,000 of stock options and 11,238,650 of warrants and 100,000 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net income (loss) per share since the effects are anti-dilutive.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Massachusetts Cannabis Center. On January 14, 2015, we entered into an agreement to purchase a 52.6 acre parcel of undeveloped land in Freetown, Massachusetts. The property is located approximately 47 miles southeast of Boston. We are developing the property as the Massachusetts Cannabis Center. Plans for the MCC include the construction of sustainable greenhouse cultivation and processing facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program. We paid the seller $100,000 upon the signing of the agreement which amount was applied toward the purchase price at the closing.

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

The Company constructed Building 1 on the leased land and on September 1, 2019, BASK commenced its 15-year sublease of Building 1 which includes a base rent plus 15% of BASK’s gross revenues. This sublease income is recorded as Rental income - related party on the Company’s consolidated statements of operations.

As of March 31, 2021, the Company’s right-of-use assets were $6,880,373, the Company’s current maturities of operating lease liabilities were $10,030, and the Company’s noncurrent lease liabilities were $4,233,196. During the six months ended March 31, 2021, the Company had operating cash flows from operating leases of $170,750.

The table below presents lease related terms and discount rates as of March 31, 2021.

As of March 31, 2021

Weighted average remaining lease term
Operating leases	45.50
Weighted average discount rate
Operating leases	7.9%

The reconciliation of the maturities of the operating leases to the lease liabilities recorded in the Consolidated Balance Sheet as of March 31, 2021 are as follows:

2021 (six months remaining)	170,750
2022	341,500
2023	341,500
2024	341,500
2025	341,500
Thereafter	14,001,500

Total lease payments	15,538,250
Less: Interest	(11,295,024)
$4,243,226

Less: operating lease liability, current portion	(10,030)
Operating lease liability, long term	$4,233,196

Office space

The Company leases its office space located at 1555 Blake St., Unit 502, Denver, CO 80202 for $2,500 per month with a lease term of less than 12 months.

Lease expense for office space was $7,500 and $4,247 for the three months ended March 31, 2021 and 2020, respectively and $15,000 and $8,048 for the six months ended March 31, 2021 and 2020, respectively.

Aggregate rental expense under all leases totaled $214,730 and $87,371 for the three months ended March 31, 2021 and 2020, respectively. Aggregate rental expense under all leases totaled $214,730 and $191,037 for the six months ended March 31, 2021 and 2020, respectively.

NOTE 8.  STOCKHOLDERS’ EQUITY

Stock Options. There was no stock option activity for the six months ended March 31, 2021. Stock option details are as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Exercisable at September 30, 2020	1,850,000	$1.99	4.2	$-
Outstanding as of March 31, 2021	1,850,000	$1.99	3.7	$-
Vested and expected to vest at March 31, 2021	1,850,000	$1.99	3.7	$-
Exercisable at March 31, 2021	1,850,000	$1.99	3.7	$-

Stock option-based compensation expense associated with stock options was $0 and $147,073 for the six months ended March 31, 2021 and 2020, respectively.

Warrants. Warrant activity as of and for the six months ended March 31, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding as of September 30, 2020	9,638,650	$1.39	1.50	$-
Expired	(727,000)	$3.00
Outstanding as of March 31, 2021	8,911,650	$1.26	1.10	$-
Exercisable at March 31, 2021	8,911,650	$1.26	1.10	$-

NOTE 9. INCOME TAXES

We did not record any income tax expense or benefit for the three or six months ended March 31, 2021 or 2020. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of March 31, 2021 and 2020.

As of March 31, 2021, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2020.

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

The increase in Operating Revenue for the quarter ending March 31, 2021 is a continuation of quarterly revenue increases for AmeriCann primarily driven from the Building 1 facility.

A summary of operational highlights included the following:

●	AmeriCann’s Operating Revenue from Building 1 increased nearly 60% for the quarter that ended March 31, 2021 from the prior quarter.

●

The manufacturing of cannabis infused products, including the recently launched 1906 branded “Drops”, has increased dramatically at the Massachusetts Cannabis Center. Sales of manufactured infused products are expected to be even stronger once the full portfolio of 1906 “Drops” are launched later this spring.

●

AmeriCann’s joint venture partner, Bask, Inc. added adult-use retail sales in February. Although this retail sales channel was only introduced mid-quarter, the increased sales contributed to the record quarterly revenue.

●

In February 2021, revenue from the Massachusetts cannabis market was $100 million, which was an increase of 50% from February 2020. The growth from the prior year included infused edible products, gaining 69%. Both flower and pre-rolls were up 46%, and concentrates were up 49% from the prior year.

●	The strength of the Massachusetts market is reflected in the Commonwealth having the highest average purchase prices in the nation and the second highest price per-gram within U.S. adult-use markets.

●	Cannabis sales nationally have been excellent as the industry has produced strong sales growth in markets across the country.

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

AmeriCann plans to replicate the brands, technology and innovations developed at its MCC project to new markets throughout the country as a multi-state operator. The outlook for new states continues to improve with legislation recently passing in New York, New Jersey, Virginia and New Mexico. Several additional states are expected to pass adult use regulations including Connecticut, Pennsylvania and Rhode Island in the near term which will create additional opportunities for AmeriCann’s business model.

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

In an effort to mitigate the COVID- 19 pandemic Massachusetts implemented a “Stay at Home Advisory.” The advisory commenced March 24, 2020 and ended on May 25, 2020. Massachusetts Governor Baker deemed medical cannabis businesses as an essential service and, therefore, Building 1 has continued to operate in a standard manner without interruption, while management implemented guidelines from the CDC and Massachusetts.

SIGNIFICANT ACCOUNTING POLICIES

Leases

Effective October 1, 2019, we adopted ASC 842, Lease Accounting using the effective date method. We determine if an arrangement is a lease at inception.

Right-of-Use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Variable lease payments are not included in the calculation of the right-of-use asset and lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

RESULTS OF OPERATIONS

Total Revenues

During the three months ended March 31, 2021 and 2020, we generated $437,344 and $34,690 in revenue, respectively. During the six months ended March 31, 2021 and 2020, we generated $708,929 and $69,381 in revenue, respectively. The increase in revenues is due to the rental revenue and participation fee revenues due to completion of Building 1.

Advertising and Marketing Expenses

Advertising and marketing expenses were $7,203 and $1,415 for the three months ended March 31, 2021 and 2020, respectively. The increase is due to additional social media expenses during the quarter. During the six months ended March 31, 2021 and 2020, the advertising and marketing expenses were $8,629 and $37,541, respectively. The decrease is due to a decrease in public relations costs.

Professional Fees

Professional fees were $85,416 and $143,779 for the three months ended March 31, 2021 and 2020, respectively. During the six months ended March 31, 2021 and 2020, the professional fees were $182,272 and $230,388, respectively. The decrease is due to a decrease in accounting, consulting and legal fees.

General and Administrative Expenses

General and administrative expenses were $381,020 and $393,616 for the three months ended March 31, 2021 and 2020, respectively. The decrease is primarily due to a decrease in stock compensation expense offset by an increase in payroll expenses. During the six months ended March 31, 2021 and 2020, the general and administrative expenses were $856,901 and $849,964, respectively. The increase is primarily a result of an increase in loan fees, property tax expenses and other fees offset by a decrease in stock compensation expense and payroll expenses.

Recovery of Provision for Doubtful Accounts

(Recovery) of provision for doubtful accounts was $0 for the three months ended March 31, 2021 and 2020. During the six months ended March 31, 2021 and 2020, the recovery of provision for doubtful accounts was $0 and $1,761,675, respectively. The increase is a result of a reversal of the reserve on the receivable balance with WGP, as the payment was received in February 2020.

Interest Income

Interest income was $4,780 and $320,313 for the three months ended March 31, 2021 and 2020, respectively.  During the six months ended March 31, 2021 and 2020, the interest income was $9,928 and $320,313, respectively. The decrease is a result of the collection of the receivable balance from WGP during 2020.

Interest Expense

Interest expense was $272,577 and $236,277 for the three months ended March 31, 2021 and 2020, respectively. During the six months ended March 31, 2021 and 2020, the interest expense was $477,431 and $435,575, respectively. The increase is primarily attributable to interest on the $4,500,000 loan and the amortization of debt discounts during the three and six months ended March 31, 2021.

Net Operating Income/Loss

We had a net (loss) of $(304,092) and $(420,084) for the three months ended March 31, 2021 and 2020, respectively. We had a net (loss) income of $(806,376) and $597,901 for the six months ended March 31, 2021 and 2020, respectively. The decrease in net (loss) income is attributable to a one-time collection of the arbitration award in 2020 partially offset by increases in revenues in 2021 and changes in operating expenses and interest income and expense, each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $19,528,928 and $18,722,552 at March 31, 2021 and September 30, 2020, respectively, and had a net loss of $806,376 for the six months ended March 31, 2021. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities.

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

Analysis of Cash Flows

During the six months ended March 31, 2021, our net cash flows used in operations were $483,093 as compared to net cash flows provided by operations of $902,628 for the six months ended March 31, 2020. The decrease is primarily due to collection of the arbitration award, timing of working capital payments, and stock-based compensation expense during the six months ended March 31, 2020.

Cash flows provided by investing activities were $10,106 for the six months ended March 31, 2021, consisting of payments received on notes receivable offset by additions to construction in progress. Cash flows used in investing activities were $368,915 for the six months ended March 31, 2020, consisting of additions to fixed assets and payments on notes receivable.

Cash flows provided by financing activities were $647,000 for the six months ended March 31, 2021, consisting of proceeds on a note payable offset by payments on notes payable. Cash flows used in financing activities were $1,410,000 for the six months ended March 31, 2020 consisting of payments on notes payable.

We do not have any firm commitments from any person to provide us with any capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2021, we did not have any off-balance sheet arrangements.

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICANN, INC.

Dated: May 13, 2021	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer