Form 10-Q
period 2021-06-30
AmeriCann, Inc.
filed 2021-08-16
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 5, 2021, the registrant had 24,196,310 shares of common stock outstanding.

AMERICANN, INC.

FORM 10-Q

TABLE OF CONTENTS

		PAGE NO.
PART I FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:
	Consolidated Balance Sheets as of June 30, 2021 and September 30, 2020	3
	Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2021 and 2020	4
	Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended June 30, 2021 and 2020	5
	Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2021 and 2020	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	19

PART II OTHER INFORMATION

Item 6.	Exhibits	20

SIGNATURES		21

PART I:  FINANCIAL INFORMATION

ITEM 1.      UNAUDITED FINANCIAL STATEMENTS

AMERICANN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	September 30, 2020

Assets
Current Assets:
Cash and cash equivalents	$897,662	$183,009
Restricted cash	10,069	10,150
Tenant receivable - related party	239,048	124,617
Prepaid expenses and other current assets	37,155	2,500
Current portion of note receivable - related party	39,748	37,165
Total current assets	1,223,682	357,441

Construction in progress	34,678	-
Property and Equipment, net	7,174,365	7,512,421
Operating lease - right-of-use asset	6,863,449	6,914,080
Note receivable - related party	54,282	82,347
Total assets	$15,350,456	$14,866,289

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$278,620	$276,155
Accounts payable - related party	97,500	65,000
Interest payable (including $13,051 and $26,246 to related parties)	71,185	72,895
Other payables	10,177	20,571
Operating lease liability, short term	10,229	4,728
Notes payable	450,000	150,250
Total current liabilities	917,711	589,599

Notes payable (net of unamortized discounts of $347,435 and $571,483)	4,152,564	3,578,517
Notes payable - related party	581,646	581,646
Operating lease liability, long term	4,230,563	4,243,224

Total liabilities	9,882,484	8,992,986

Commitments and contingencies - see Note 7

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,196,310 and 23,696,310 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	2,420	2,370
Additional paid in capital	25,093,435	24,593,485
Accumulated deficit	(19,627,883)	(18,722,552)
Total stockholders' equity	5,467,972	5,873,303

Total liabilities and stockholders' equity	$15,350,456	$14,866,289

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine months Ended June 30,
	2021	2020	2021	2020

Revenues:
Rental income - related party	$584,546	$146,569	$1,293,475	$215,950
Total revenues	584,546	146,569	1,293,475	215,950

Operating expenses:
Advertising and marketing	16,451	638	25,080	38,179
Professional fees	71,335	89,778	253,607	320,166
General and administrative expenses	371,389	347,759	1,228,290	1,197,723
Recovery of loss from provision for doubtful accounts	-	-	-	(1,761,675)
Total operating expenses	459,175	438,175	1,506,977	(205,607)

(Loss) income from operations	125,371	(291,606)	(213,502)	421,557

Other income (expense):
Interest income	4,392	5,844	14,320	326,157
Interest expense	(215,667)	(190,666)	(666,995)	(556,721)
Interest expense - related party	(13,051)	(13,051)	(39,154)	(82,571)
Total other income (expense)	(224,326)	(197,873)	(691,829)	(313,135)

Net (loss) income	$(98,955)	$(489,479)	$(905,331)	$108,422

Basic and diluted (loss) income per common share	$(0.00)	$(0.02)	(0.04)	$0.00

Weighted average common shares outstanding	23,877,629	23,504,820	23,756,750	23,504,820

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2019	-	$-	23,504,820	$2,351	$24,121,534	$(18,013,209)	$6,110,676
Stock-based compensation	-		-	-	108,522	-	108,522
Net income	-		-	-	-	1,017,985	1,017,985
Balances, December 31, 2019	-	$-	23,504,820	$2,351	$24,230,056	$(16,995,224)	$7,237,183
Stock-based compensation	-		-	-	38,551	-	38,551
Net loss	-		-	-	-	(420,084)	(420,084)
Balances, March 31, 2020	-	$-	23,504,820	$2,351	$24,268,607	$(17,415,308)	$6,855,650
Stock-based compensation	-		-	-	18,026	-	18,026
Net loss	-		-	-	-	(489,479)	(489,479)
Balances, June 30, 2020	-	$-	23,504,820	$2,351	$24,286,633	$(17,904,787)	$6,384,197

	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2020	-	$-	23,696,310	$2,370	$24,593,485	$(18,722,552)	$5,873,303
Net loss	-		-	-	-	(502,284)	(502,284)
Balances, December 31, 2020	-	$-	23,696,310	$2,370	$24,593,485	$(19,224,836)	$5,371,019
Stock-based compensation	-		-	-	-	-	-
Net loss	-		-	-	-	(304,092)	(304,092)
Balances, March 31, 2021	-	$-	23,696,310	$2,370	$24,593,485	$(19,528,928)	$5,066,927
Stock issued for warrants exercised	-		500,000	50	499,950	-	500,000
Net loss	-		-	-	-	(98,955)	(98,955)
Balances, June 30, 2021	-	$-	24,196,310	$2,420	$25,093,435	$(19,627,883)	$5,467,972

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(905,331)	$108,422
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	338,056	334,066
Amortization of right of use assets	50,631	50,092
Recovery of loss provision for doubtful accounts	-	(1,761,675)
Stock based compensation and option expense	-	165,099
Amortization of debt discount	226,797	233,191
Changes in operating assets and liabilities:
Tenant receivable - related party	(114,431)	(84,153)
Notes and other receivables	-	1,761,675
Prepaid expenses	(34,655)	14,242
Accounts payable and accrued expenses	2,465	(211,349)
Operating lease liability	(7,160)	(6,622)
Accounts payable - related party	32,500	30,000
Interest payable	11,485	(67,452)
Interest payable - related party	(13,195)	768
Other payables	(10,394)	(1,557)
Net cash flows (used in) provided by operations	(423,232)	564,747

Cash flows from investing activities:
Additions to construction in progress	(34,678)	-
Additions to property and equipment	-	(380,646)
Payments received on notes receivable - related party	25,482	21,488
Net cash flows used in investing activities	(9,196)	(359,158)

Cash flows from financing activities:
Proceeds from note payable, net of financing costs	800,000	-
Proceeds from the exercise of warrants	500,000	-
Payments on note payable - related party	-	(1,175,000)
Principal payments on notes payable	(153,000)	(235,000)
Net cash flows provided by (used in) financing activities	1,147,000	(1,410,000)

Net increase (decrease) in cash, cash equivalents, and restricted cash	714,572	(1,204,411)

Cash, cash equivalents, and restricted cash at beginning of period	193,159	1,292,062

Cash, cash equivalents, and restricted cash at end of period	$907,731	$87,651

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$481,062	$472,785
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities:

ROU asset and operating lease obligation recognized under the adoption of Topic 842	$-	$6,980,957

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

Basis of Presentation

The (a) consolidated balance sheet as of September 30, 2020, which has been derived from audited financial statements, and (b) the unaudited financial statements as of and for the nine months ended June 30, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on December 21, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2020 as reported in the Form 10-K have been omitted.

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

Significant Accounting Policies

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	June 30, 2021	September 30, 2020

Cash and cash equivalents	$897,662	$183,009
Restricted cash	10,069	10,150
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$907,731	$193,159

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

Property and Equipment, net

Property and equipment are stated at cost. Depreciation of property and equipment begins in the month following the month when the asset is placed into service and is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to twenty years. Property and equipment consist of:

	June 30, 2021	September 30, 2020

Buildings and improvements	$7,608,087	$7,608,087
Computer equipment	349,576	349,576
Furniture and equipment	2,764	2,764
Total	7,960,427	7,960,427
Accumulated depreciation	(786,062)	(448,006)
Property and equipment, net	$7,174,365	$7,512,421

Depreciation expenses for the nine months ended June 30, 2021 and June 30, 2020 amounted to $338,056 and $334,066, respectively.

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

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $19,627,883 and $18,722,552 at June 30, 2021 and September 30, 2020, respectively, and had a net loss of $905,331 for the nine months ended June 30, 2021. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities or borrowings from third parties.

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

NOTE 3. NOTES AND OTHER RECEIVABLES

Notes and other receivables as of June 30, 2021 and September 30, 2020, consisted of the following:

	June 30, 2021	September 30, 2020

Related party note receivable from BASK, interest rate of 18.0%; monthly principal and interest payments of $4,422, maturing in 2023.	94,030	119,512

	94,030	119,512
Less: Current portion	(39,748)	(37,165)

	$54,282	$82,347

NOTE 4.  NOTES PAYABLE

Unrelated

On February 25, 2021, the Company borrowed $300,000 from an unrelated party. The loan is unsecured, bears interest at a rate of 11% and is due and payable on August 2, 2021. This loan was fully paid in July 2021. See Note 10.

On August 25, 2020, the Company borrowed $153,000 from an unrelated party. The loan was unsecured, with an annualized interest rate of 10% and was due and payable on August 25, 2021.  In February 2021, the Company paid off the loan principal balance of $153,000 and paid a prepayment fee of $47,941. The Company incurred debt issuance costs of $3,000 which was recorded as a debt discount. Amortization expense related to the debt discount was $2,750 during the nine months ended June 30, 2021.

On August 2, 2019 the Company secured a $4,000,000 investment from an unrelated third party in the form of a loan. The loan was evidenced by a note which bears interest at the rate of 11% per year and was due and payable on August 2, 2022 and is secured by a first lien on Building 1 at the Company’s Massachusetts Cannabis Center (“MCC”).

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

At June 30, 2021, the outstanding principal on this note was $4,500,000 and the unamortized debt discount was $347,435. All debt discounts are being amortized on a straight-line basis over the term of the modified note. Amortization expense related to the debt discounts was $224,047 and $233,191 for the nine months ended June 30, 2021 and 2020, respectively.

The note is secured by a first lien on Building 1 at the Company’s Massachusetts Cannabis Center (“MCC”).

February 2018 Convertible Note Offering

On February 12, 2018, the Company sold convertible notes in the principal amount of $810,000 to a group of accredited investors.  The notes are unsecured and bear interest at 8% per year.  At June 30, 2021 and September 30, 2020, the outstanding principal on these notes was $150,000.  On October 12, 2020, this remaining note was extended to mature on December 31, 2021.

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

On September 30, 2019, both notes were amended and combined into one note, in the principal amount of $1,756,646, bearing interest of 9% per year and maturing on December 31, 2022. Additionally, the conversion option in the first note was eliminated. The new note is unsecured. SCP also received warrants to purchase 1,500,000 shares of the Company's common stock. The warrants are exercisable at a price of $1.25 per share and expire on December 31, 2022. The debt modification was deemed substantial and was accounted for as a debt extinguishment. The fair value of the 1,500,000 warrants was $977,110 and was recognized as loss on extinguishment of debt during the year ended September 30, 2019.

The Company made principal payments on the note of $1,175,000 during the year ended September 30, 2020. Accrued interest on the note payable was $13,051 and $26,246 at June 30, 2021 and September 30, 2020, respectively.

At June 30, 2021 and September 30, 2020, the outstanding principal on this note was $581,646.

During the year ended September 30, 2020, the Company also incurred $180,000 of consulting expenses with SCP of which $65,000 remained outstanding at September 30, 2020. During the nine months ended June 30, 2021, the Company incurred $135,000 of consulting expenses with SCP and paid $102,500. As of June 30, 2021, $97,500 remains outstanding.

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

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 into a new loan with payments over 5 years with 18% interest. At June 30, 2021 and September 30, 2020, the outstanding balance on the note receivable was $94,030 and 119,512, respectively.

On July 26, 2019, the Company entered into a 15-Year Triple Net lease of Building 1 of the MCC with BASK. The lease commenced on September 1, 2019 and includes an annual base rent of $135,000 and a revenue participation fee equivalent to 15% of BASK's gross revenues. As of June 30, 2021, the BASK tenant receivable balance was $239,048.

Tim Keogh, our Chief Executive Officer, is a Board Member of BASK.

NOTE 6. INCOME/LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net (loss) income attributable to common stockholders	$(98,955)	$(489,479)	$(905,331)	$108,422

Basic weighted average outstanding shares of common stock	23,877,629	23,504,820	23,756,750	23,504,820
Dilutive effects of common share equivalents	-	-	-	-
Dilutive weighted average outstanding shares of common stock	23,877,629	23,504,820	23,756,750	23,504,820

Basic and diluted net (loss) income per share of common stock	$(0.00)	$(0.02)	$(0.04)	$0.00

As of June 30, 2021 we excluded 1,850,000 of stock options and 8,226 ,650 of warrants and 100,000 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net income (loss) per share since the intrinsic value of these instruments was zero with the effect being anti-dilutive.  As of June 30, 2020, we excluded 1,050,000 of stock options and 11,238,650 of warrants and 100,000 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net income (loss) per share since the effects are anti-dilutive.

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

As of June 30, 2021, the Company’s right-of-use assets were $6,863,449, the Company’s current maturities of operating lease liabilities were $10,229, and the Company’s noncurrent lease liabilities were $4,230,563. During the nine months ended June 30, 2021, the Company had operating cash flows from operating leases of $256,125.

The table below presents lease related terms and discount rates as of June 30, 2021.

As of June 30, 2021

Weighted average remaining lease term
Operating leases	45.25
Weighted average discount rate
Operating leases	7.9%

The reconciliation of the maturities of the operating leases to the lease liabilities recorded in the Consolidated Balance Sheet as of June 30, 2021 are as follows:

2021 (three months remaining)	85,376
2022	341,500
2023	341,500
2024	341,500
2025	341,500
Thereafter	14,001,500

Total lease payments	15,452,876
Less: Interest	(11,212,084)
$4,240,792

Less: operating lease liability, current portion	(10,229)
Operating lease liability, long term	$4,230,563

Office space

The Company leases its office space located at 1555 Blake St., Unit 502, Denver, CO 80202 for $2,500 per month with a lease term of less than 12 months.

Lease expense for office space was $7,500 and $2,724 for the three months ended June 30, 2021 and 2020, respectively and $22,500 and $10,802 for the nine months ended June 30, 2021 and 2020, respectively.

Aggregate rental expense under all leases totaled $107,395 and $102,620 for the three months ended June 30, 2021 and 2020, respectively. Aggregate rental expense under all leases totaled $322,095 and $293,657 for the nine months ended June 30, 2021 and 2020, respectively.

NOTE 8.  STOCKHOLDERS’ EQUITY

Stock Options. There was no stock option activity for the nine months ended June 30, 2021. Stock option details are as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Exercisable at September 30, 2020	1,850,000	$1.99	4.2	$-
Outstanding as of June 30, 2021	1,850,000	$1.99	3.5	$-
Vested and expected to vest at June 30, 2021	1,850,000	$1.99	3.5	$-
Exercisable at June 30, 2021	1,850,000	$1.99	3.5	$-

Stock option-based compensation expense associated with stock options was $0 and $165,099 for the nine months ended June 30, 2021 and 2020, respectively.

Warrants. Warrant activity as of and for the six months ended June 30, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding as of September 30, 2020	9,638,650	$1.39	1.50	$-
Expired	(912,000)	$3.41	3.41	$-
Exercised	(500,000)	$1.00	1.00	$-
Outstanding as of June 30, 2021	8,226,650	$1.20	1.00	$298,456
Exercisable at June 30, 2021	8,226,650	$1.20	1.00	$298,456

NOTE 9. INCOME TAXES

We did not record any income tax expense or benefit for the three or nine months ended June 30, 2021 or 2020. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of June 30, 2021 and September 30, 2020.

As of June 30, 2021, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2020.

NOTE 10. SUBSEQUENT EVENTS

On July 2, 2021, the Company paid $311,392 to fully repay the $300,0000 note payable due to an unrelated party, including $11,392 of interest.

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

AmeriCann’s flagship project is the Massachusetts Cannabis Center. The Massachusetts Cannabis Center (“MCC”) is being developed on a 52-acre parcel located in Southeastern Massachusetts. AmeriCann’s MCC project is permitted for 987,000 sq. ft. of cannabis cultivation and processing infrastructure which is being developed in phases to support both the existing medical cannabis and the newly emerging adult-use cannabis marketplace.

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

The increase in Operating Revenue for the quarter ending June 30, 2021 is a continuation of quarterly revenue increases for AmeriCann primarily driven from the Building 1 facility.

A summary of operational highlights included the following:

●

AmeriCann’s Operating Revenue from Building 1 increased nearly 34% for the quarter that ended June 30, 2021 from the prior quarter ended March 31, 2021 and increased nearly 300% from the quarter ended June 30, 2020.

●

The manufacturing of cannabis infused products, including the recently launched 1906 branded “Drops”, has increased dramatically at the Massachusetts Cannabis Center. Sales of manufactured infused products are expected to be even stronger once the anticipated increase of production and sales for 1906 “Drops” are realized.

●

AmeriCann’s joint venture partner, Bask, Inc. added adult-use retail sales in February. Although this retail sales channel was only introduced mid-quarter, the increased sales contributed to the record quarterly revenue.

●

In June 2021, revenue from the Massachusetts cannabis market was $133 million which was 79% higher than June 2020. In the first six months of the year, sales reached $726 million, 125% more than the comparable period in 2020.The Massachusetts market is on pace to exceed $1.4 billion for the calendar year 2021.  Experts believe the market will exceed $1.8 billion annually.

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

RESULTS OF OPERATIONS

Total Revenues

During the three months ended June 30, 2021 and 2020, we generated $584,546 and $146,569 in revenue, respectively. During the nine months ended June 30, 2021 and 2020, we generated $1,293,475 and $215,950 in revenue, respectively. The increase in revenues is due to higher rental revenue and participation fee revenues as a result of the completion of Building 1.

Advertising and Marketing Expenses

Advertising and marketing expenses were $16,451 and $638 for the three months ended June 30, 2021 and 2020, respectively. The increase is due to additional social media and marketing expenses during the quarter. During the nine months ended June 30, 2021 and 2020, the advertising and marketing expenses were $25,080 and $38,179, respectively. The decrease is due to a decrease in public relations costs offset by an increase in social media and marketing expenses.

Professional Fees

Professional fees were $71,335 and $89,778 for the three months ended June 30, 2021 and 2020, respectively. During the nine months ended June 30, 2021 and 2020, the professional fees were $253,607 and $320,166, respectively. The decrease is due to a decrease in accounting, consulting and legal fees.

General and Administrative Expenses

General and administrative expenses were $371,389 and $347,759 for the three months ended June 30, 2021 and 2020, respectively. During the nine months ended June 30, 2021 and 2020, the general and administrative expenses were $1,228,290 and $1,197,723, respectively. The increase is primarily a result of an increase in loan fees, property tax expenses and other fees offset by a decrease in stock compensation expense and payroll expenses.

Recovery of Provision for Doubtful Accounts

(Recovery) of provision for doubtful accounts was $0 for the three months ended June 30, 2021 and 2020. During the nine months ended June 30, 2021 and 2020, the recovery of provision for doubtful accounts was $0 and $1,761,675, respectively. The increase is a result of a reversal of the reserve on the receivable balance with WGP, as the payment was received in February 2020.

Interest Income

Interest income was $4,392 and $5,844 for the three months ended June 30, 2021 and 2020, respectively.  During the nine months ended June 30, 2021 and 2020, the interest income was $14,320 and $326,157, respectively. The decrease is a result of the collection of the receivable balance from WGP during 2020.

Interest Expense

Interest expense was $215,667 and $190,666 for the three months ended June 30, 2021 and 2020, respectively. During the nine months ended June 30, 2021 and 2020, the interest expense was $666,995 and $556,721, respectively. The increase is primarily attributable to interest on the $4,500,000 loan and the amortization of debt discounts during the three and nine months ended June 30, 2021.

Net Operating Income/Loss

We had a net (loss) of $(98,955) and $(489,479) for the three months ended June 30, 2021 and 2020, respectively. We had a net (loss) income of $(905,331) and $108,422 for the nine months ended June 30, 2021 and 2020, respectively. The decrease in net (loss) income is attributable to a one-time collection of the arbitration award in 2020 partially offset by increases in revenues in 2021 and changes in operating expenses and interest income and expense, each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $19,627,883 and $18,722,552 at June 30, 2021 and September 30, 2020, respectively, and had a net loss of $905,331 for the nine months ended June 30, 2021. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities.

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

Analysis of Cash Flows

During the nine months ended June 30, 2021, our net cash flows used in operations were $423,232 as compared to net cash flows provided by operations of $564,747 for the nine months ended June 30, 2020. The decrease is primarily due to collection of the arbitration award, timing of working capital payments, and stock-based compensation expense during the nine months ended June 30, 2020.

o

Cash flows used by investing activities were $9,196 for the nine months ended June 30, 2021, consisting of payments received on notes receivable offset by additions to construction in progress. Cash flows used in investing activities were $359,158 for the nine months ended June 30, 2020, consisting of additions to fixed assets and payments on notes receivable.

Cash flows provided by financing activities were $1,147,000 for the nine months ended June 30, 2021, consisting of proceeds on a note payable, proceeds from an exercise of warrants, offset by payments on notes payable. Cash flows used in financing activities were $1,410,000 for the nine months ended June 30, 2020 consisting of payments on notes payable.

We do not have any firm commitments from any person to provide us with any additional capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2021, we did not have any off-balance sheet arrangements.

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICANN, INC.

Dated: August 16, 2021	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer