Form 10-K
period 2021-09-30
AmeriCann, Inc.
filed 2021-12-06
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2021, was approximately $15,489,000.

As of November 29, 2021, the registrant had 24,196,310 outstanding shares of common stock.

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

AmeriCann uses greenhouse technology which is superior to the current industry standard of growing cannabis in warehouse facilities under artificial lights. According to industry experts, by capturing natural sunlight, greenhouses use 25 percent fewer lights, and utility bills are up to 75 percent less than in typical warehouse cultivation facilities. As such, AmeriCann’s Canopy System enables cannabis to be produced with a greatly reduced carbon footprint, making the final product less expensive. Additionally, greenhouse construction costs can be nearly half of warehouse construction costs. AmeriCann’s business is committed to sustainable, clean cultivation of medical cannabis and to social and environmental ethics, transparency and accountability.

AmeriCann’s team includes board members, expert consultants, engineers and architects who specialize in real estate development, traditional horticulture, lean manufacturing, medical research, facility construction, regulatory compliance, security, cannabis cultivation and genetics, extraction processes, and infused product development.

AmeriCann’s flagship project is the Massachusetts Cannabis Center. The Massachusetts Cannabis Center (“MCC”) is being developed on a 52-acre parcel located in southeastern Massachusetts. AmeriCann’s MCC project is permitted for 987,000 sq. ft. of cannabis cultivation and processing infrastructure, which is being developed in phases to support both the existing medical cannabis and the emerging adult-use cannabis marketplace.

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

The MCC is a one million square foot sustainable greenhouse facility in Freetown, Massachusetts. Plans for the MCC include the construction of sustainable greenhouse cultivation and processing facilities that will be leased to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana and Adult Use Programs

The Town of Freetown Planning Board has approved our site plan application for the MCC. The site plan application requested 977,000 square feet of infrastructure for medical cannabis cultivation, processing, testing and associated administration in Freetown's Industrial Park.

We are developing MCC in phases that will consist of three different building sites. The buildings have been approved for the following approximate sizes:

Building 1: 30,000 square feet

Building 2: 370,000 square feet

Building 3: 600,000 square feet.

Building 1 is a fully-constructed and operational, state-of-the-art greenhouse cultivation and product manufacturing facility.

On July 26, 2019 we entered into a Triple Net Lease for Building 1 with BASK, Inc. ("BASK"), a related party. Building 1, an Adult-Use and Medical cannabis cultivation and processing facility, is the first phase of the MCC. BASK commenced operations in Building 1 in February of 2020 and is licensed by the Massachusetts Cannabis Control Commission to cultivate, process and sell medical cannabis.

The 15-year lease for Building 1 with BASK provides, in addition to a monthly Base Rent, a Revenue Participation Fee whereby we will receive 15% of all gross monthly sales of cannabis, cannabis-infused products and non-cannabis products produced at Building 1.

Building 2 is the next phase of the MCC development where we will occupy space for cannabis cultivation and product manufacturing. Designs for Building 2 include 370,000 square feet of greenhouses for cultivation and GMP certified product manufacturing and extraction capabilities.

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

Although many states have legalized cannabis for medical and recreational use by adults, the state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. Although previous administrations have indicated that they are not opposed to the legalization of marijuana any change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

Competition

Currently, there are a number of other companies that are involved in the cannabis industry, many of which we consider to be our competition. Many of these companies provide services similar to those which we provide or plan to provide.  We expect that other companies will recognize the value of serving the cannabis industry and become our competitors.

General

We were incorporated in Delaware on June 25, 2010.

Our offices are located at 1555 Blake Street, Unit 502, Denver, CO 80202. We lease this space on a month-to-month basis at a rate of $2,500 per month.

As of November 29, 2021, we had three full time employees, that being Timothy Keogh, our Chief Executive Officer, Benjamin Barton, Chief Financial Officer and our Office Manager.  As of November 30, 2021, Mr. Keogh was spending approximately 90% of his time on our business and Mr. Barton was spending approximately 95% of his time on our business.

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

Our common stock is quoted on the OTCQB under the trading symbol “ACAN”. Shown below is the range of high and low closing prices for our common stock as reported by the OTCQB for the periods presented:

Quarter Ended	High	Low

December 31, 2019	$0.90	$0.61
March 31, 2020	$0.80	$0.44
June 30, 2020	$0.69	$0.46
September 30, 2020	$0.60	$0.43

December 31, 2020	$1.37	$0.40
March 31, 2021	$1.90	$0.85
June 30, 2021	$1.40	$1.07
September 30, 2021	$1.16	$0.73

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

As of November 29, 2021, we had 130 shareholders of record and 24,196,310 outstanding shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Select Quarterly Financial Information

Quarter Ended September 30, 2021 compared to the Quarter Ended September 30, 2020

The Company achieved four consecutive quarters of increased operating revenue, culminating in positive net income for the quarter ending September 2021. Our revenue from operations increased approximately 303% for the year ended September 2021 relative to the year ended September 2020, an increase of $1,525,039. The operating revenue for the quarter ended September 2021 was approximately 156% greater than the September quarter in 2020.

The increase in financial performance is attributable to greater revenue received from products produced and manufactured at Building 1, the Company's initial development at its Massachusetts Cannabis Center in Freetown, Massachusetts.

	Quarter ended				Year ended
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	September 30, 2021

Rental income - related party	$271,585	$437,344	$584,546	$735,076	$2,028,551
(Loss) income from operations	(302,578)	(36,295)	125,371	257,795	44,293
Net (loss) income	(502,284)	(304,092)	(98,955)	42,438	(862,893)

Basic and diluted (loss) income per common share	(0.02)	(0.01)	0.00	0.00	(0.04)

	Quarter ended				Year ended
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	September 30, 2020

Rental income - related party	$34,691	$34,690	$146,569	$287,562	$503,512
Income (loss) from operations	1,217,283	(504,120)	(291,606)	(608,111)	(186,554)
Net income (loss)	1,017,985	(420,084)	(489,479)	(817,765)	(709,343)

Basic and diluted income (loss) per common share	0.04	(0.02)	(0.02)	(0.03)	(0.03)

Results of Operations

Year Ended September 30, 2021 compared to the Year Ended September 30, 2020

Total Revenues

During the year ended September 30, 2021, we generated $2,028,551 in revenue, as compared to $503,512 for the year ended September 30, 2020. The increase in revenue is due to the rental revenue and participation fee revenue due to completion of Building 1.

Cost of Revenues

During the year ended September 30, 2021, we incurred $38,149 of costs of revenue, as compared to $22,500 for the year ended September 30, 2020. The increase in costs is due to increased building maintenance costs.

Advertising and Marketing Expenses

Advertising and marketing expenses were $42,417 for the year ended September 30, 2021, as compared to $38,179 for the year ended September 30, 2020. The increase is due to an increase in social media costs.

Professional Fees

Professional fees were $311,288 for the year ended September 30, 2021, as compared to $405,920 for the year ended September 30, 2020. The decrease in professional fees is primarily due a decrease in legal and consulting fees.

General and Administrative Expenses

General and administrative expenses were $1,592,404 for the year ended September 30, 2021, as compared to $1,985,142 for the year ended September 30, 2020.  The decrease is primarily a result of a decrease in stock compensation expense offset by an increase in licenses and fees.

Recovery of Provision for Doubtful Accounts

(Recovery) of provision for doubtful accounts was $0 for the year ended September 30, 2021, as compared to $(1,761,675) for the year ended September 30, 2020. The increase is a result of a reversal of the reserve on the receivable balance with WGP, as the payment was received in February 2020.

Interest Income

Interest income was $18,305 for the year ended September 30, 2021, as compared to $333,681 for the year ended September 30, 2020. The decrease is a result of the collection of the receivable balance from WGP during 2020.

Interest Expense

Interest expense was $925,491 for the year ended September 30, 2021, as compared to $856,470 for the year ended September 30, 2020. The increase is primarily attributable to interest on the $4,500,000 loan and the amortization of debt discounts.

Net Loss

We had a net loss of $862,893 for the year ended September 30, 2021, as compared to a net loss of $709,343 for the year ended September 30, 2020. The increase in net loss is primarily the result of a reversal of the reserve on the receivable balance with WGP. If it were not for the reversal of this reserve, our net loss for the year ended September 30, 2020 would have been $2,471,018 and our net loss for the year ended September 30, 2021 would have been less than our net loss for the year ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Loans

In February 2021, we borrowed $300,000 from an unrelated party. The loan was unsecured, had an interest rate of 11% per year and was due and payable on August 2, 2021. The loan was fully paid in July 2021.

In August 2020, we borrowed $153,000 from an unrelated party, inclusive of $3,000 of debt issuance costs. The loan bore an interest rate of 10% per year and was due on August 21, 2021. The loan was repaid in February 2021.

On September 30, 2019, we amended and modified two notes payable due to Strategic Capital Partners, LLC, a company controlled by Benjamin J. Barton, one of our officers and directors, with balances of $1,000,000 and $756,646 into one note, in the principal amount of $1,756,646, bearing interest of 9% per year and maturing on December 31, 2022. Additionally, the conversion option in the first note was eliminated. As additional consideration for the modification of the notes, the note holder received warrants to purchase 1,500,000 shares of the Company's common stock. The warrants are exercisable at a price of $1.25 per share and expire on December 31, 2022. The fair value of the 1,500,000 warrants was $977,110 and was recognized as loss on extinguishment of debt.

On August 2, 2019 we secured a $4,000,000 loan from an unrelated third party. The loan was evidenced by a note which bears interest at the rate of 11% per year, is due and payable on August 2, 2022 and is secured by a first lien on Building 1 at the MCC.

The note holder also received a warrant which allows the holder to purchase 600,000 shares of the Company’s common stock at a price of $1.50 per share. The warrant will expire on the earlier of (i) August 2, 2024 or (ii) twenty days after written notice to the holder that the daily Volume Weighted Average Price of the Company’s common stock was at least $4.00 for twenty consecutive trading days and the average daily volume of trades of the Company’s common stock during the twenty trading days was at least 150,000 shares.

On December 4, 2020, the loan was modified and increased by $500,000. The maturity date of the loan was extended to August 1, 2023. All other provisions of the original loan remain the same.

Sale of Common Stock and Warrants

Currently the company has 7,666,650 warrants issued and outstanding with exercise prices ranging from $1.00 to $1.50 and expiration dates ranging from October 21, 2021 to August 2, 2024 associated with transactions prior to October 1, 2019.

During the year ended September 30, 2021, we did not issue stock for services.

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

Analysis of Cash Flows

During the year ended September 30, 2021, cash flows used in operations were $275,153 as compared to net cash flows provided by operations of $518,333 for the year ended September 30, 2020. The decrease is primarily due to the collection of an arbitration award and timing of working capital payments and stock-based compensation during the year ended September 30, 2020.

Cash flows used in investing activities were $58,637 for the year ended September 30, 2021, consisting primarily of additions to construction in progress. Cash flows used in investing activities was $357,236 for the year ended September 30, 2020, consisting primarily of additions to property, plant and equipment.

Cash flows provided by financing activities were $847,000 for the year ended September 30, 2021, consisting primarily of proceeds from note payable and the exercise of warrants, partially offset by payments on notes payable. Cash flows used by financing activities was $1,260,000 for the year ended September 30, 2020, consisting primarily of payments on notes payable, partially offset by proceeds from note payable.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $19,585,445 and $18,722,552 at September 30, 2021 and 2020, respectively, and had a net loss of $862,893 for the year ended September 30, 2021.

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

Trends

The factors that will most significantly affect our future operating results, liquidity and capital resources will be:

●	Government regulation of the cannabis industry;
●	Revision of Federal banking regulations for the cannabis industry; and
●	Legalization of the use of cannabi for medical or recreational use in other states.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the consolidated financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2021 and 2020, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

For federal tax purposes, our 2018 through 2020 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Concentration of Credit Risks and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, notes receivables, deposits, and tenant receivables. We place our cash with high credit quality financial institutions. As of September 30, 2021, we had outstanding notes receivable of $84,749 and a tenant receivable of $258,854 with a related party.

Financial Instruments and Fair Value of Financial Instruments

We adopted ASC Topic 820, Fair Value Measurements, for assets and liabilities measured at fair value on a recurring basis. ASC Topic 820 requires the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure concerning such fair value measurements.

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

Derivative Liabilities

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each consolidated balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. We determined that none of our financial instruments meet the criteria for derivative accounting as of September 30, 2021 and 2020.

Operating leases

Effective October 1, 2019, we adopted ASC 842 Lease Accounting using the effective date method. Under the method, periods prior to adoption remain unchanged. We determine if an arrangement is a lease at inception.

Right of Use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Variable lease payments are not included in the calculation of the right-of-use asset and lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Long-lived assets

Our long-lived assets consist of property and equipment and are reviewed for impairment in accordance with the guidance of the Topic ASC Topic 360, Property, Plant, and Equipment. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairment losses recognized for the years ended September 30, 2021 and 2020.

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

Property lease revenue is earned through annual leases for facilities used in agricultural/manufacturing activities and the Company records revenues on a straight-line basis over the term of these leases.  Property lease revenues from these sources are recurring on an annual basis.  Unearned property lease revenues were $0 at both September 30, 2021 and 2020.

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

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Shares issuable upon the exercise of equity instruments such as warrants and options were not included in the loss per share calculations for 2021 and 2020 because the inclusion would have been anti-dilutive.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2021, we did not have any off-consolidated balance sheet arrangements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Attached.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective for the same reasons that our internal control over financial reporting was not adequate.

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2021. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework, published in 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2021 at the reasonable assurance level, as a result of material weaknesses related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP, limited or no segregation of duties, and lack of independent directors. As a result, we did not adequately document or test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis. In addition, we did not properly evaluate the accounting and valuation for certain equity instruments. While management has reviewed the consolidated financial statements and underlying information included in this Annual Report on Form 10-K in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects, the material weaknesses that existed in fiscal 2021 could have led to an error in the original accounting of the estimated fair market value of certain equity instruments.

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

We are in the process of strengthening our internal policies and ensuring that the consistent validation of our conclusions regarding significant accounting policies and their application to our business transactions are carried out by personnel with an appropriate level of accounting knowledge, experience and training.

While we have not yet remediated these material weaknesses, we will continue our remediation efforts during fiscal 2022.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Timothy Keogh	42	Chief Executive Officer and a Director
Benjamin J. Barton	58	Chief Financial and Accounting Officer and a Director
J. Tyler Opel	33	Director

The following is a brief summary of the background of each officer and director including their principal occupations during the past several years.  All directors will serve until their successors are elected and qualified or until they are removed.

Timothy Keogh was appointed our Chief Executive Officer and a director on March 25, 2014. As our Chief Executive Officer, Mr. Keogh has developed sustainable practices and traditional horticultural approaches to the production of medical cannabis to benefit patients and adults (21+) in regulated markets. Prior to joining AmeriCann, Mr. Keogh was the Chief Executive Officer and a director of Bask, Inc (f/k/a Coastal Compassion, Inc.), a non-profit corporation that has entered the medical marijuana business in Massachusetts. BASKS’s efforts began in September of 2012 and was formalized under Massachusetts G.L. Chapter 180 in August of 2013.  Under the direction of Mr. Keogh, Bask, Inc. received a limited number Final Certificates for cultivation, processing and dispensing medical cannabis in Massachusetts.

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

Mr. Keogh was recognized by Marijuana Business Daily as one of the top entrepreneurs in the cannabis industry, is a board member of the Responsible Regulation Alliance in Massachusetts, and continues to be an invited speaker at investment and cannabis industry events throughout the United States.  Mr. Keogh holds a Bachelor of Science in Business Administration from Mount St. Mary’s College.

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

J. Tyler Opel was appointed a director in January of 2019. Prior to joining AmeriCann, Mr. Opel received his business administration degree from the University of Missouri. After working as a financial analyst in the bulk commodity industry, Mr. Opel received his Juris Doctorate from the Southern Illinois School of Law with a specialization in Business and Transactional Law. Mr. Opel is licensed to practice law in Colorado and Missouri and has represented clients in various real estate, construction, administrative, and transactional proceedings.

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

Timothy Keogh – experience in cannabis industry

Benjamin J. Barton – experience in the capital markets

J. Tyler Opel – experience in business and transaction law

Timothy Keogh and Benjamin J. Barton are not independent as that term is defined in Section 803 of the NYSE American Company Guide.

We do not have a financial expert as that term is defined by the Securities and Exchange Commission.

Our Board of Directors does not have standing audit, nominating or compensation committees, committees performing similar functions, or charters for such committees. Instead, the functions that might be delegated to such committees are carried out by our Board of Directors, to the extent required. Our Board of Directors believes that these committees are not needs since we only have three directors.

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

Security holder communications not sent to the Board of Directors as a whole or to specified board members will be relayed to board members.

The Company’s directors received the following compensation during the years ended September 30, 2021 and September 30, 2020:

			Stock Awards	Options Awards	All Other
	Name	Paid in Cash	(1)	(2)	Compensation
2021
	Timothy Keogh	$-	$-	$-	$-
	Benjamin J. Barton	$-	$-	$-	$-
	J. Tyler Opel	$-	$-	$-	$-
2020
	Timothy Keogh	$-	$30,000	$150,885	$-
	Benjamin J. Barton	$-	$30,000	$150,885	$-
	J. Tyler Opel	$-	$30,000	$-	$-

(1)	The fair value of stock issued for services computed on the date of grant.

(2)	The fair value of options granted computed on the date of grant.

ITEM 11.	EXECUTIVE COMPENSATION.

During the years ended September 30, 2021 and 2020 the following amounts were earned by our officers:

Name	Year	Salary	Bonus	Stock Awards (1)	Options Awards (2)	All Other Compensation (3)	Total

Timothy Keogh	2021	$180,000	$-	$-	$-	$-	$180,000
Chief Executive Officer	2020	$180,000	$-	$30,000	$150,885	$-	$360,885

Benjamin J. Barton	2021	$-	$-	$-	$-	$180,000	$180,000
Chief Financial Officer	2020	$-	$-	$30,000	$150,885	$180,000	$360,885

(1)	The value of all stock awarded during the periods covered by the table calculated according to ASC 718-10-30-3, which represented the grant date fair value.

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

(3)	Consulting fees paid to Strategic Capital Partners, LLC, an entity controlled by Mr. Barton.

The following shows the amounts we expect to pay to our officers during the year ended September 30, 2022 and the amount of time these persons expect to devote to our business.

Name	Projected Compensation	Percentage of time to be devoted to the Company's business

Timothy Keogh	$180,000	90%
Benjamin J. Barton	$180,000	95%

(1) represents amounts to be paid to Strategic Capital Partners, LLC, as consulting fees

Our executive officers are compensated through the following three components:

●	base salary;
●	long-term incentives (stock options and/or grants of stock); and
●	benefits.

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

The Company has a Stock Incentive Plan (“the plan”) that provides for the grant of Incentive Stock Options, Non-Qualified Stock Options or Stock Bonuses to persons who are employees of the Company, employees of subsidiaries of the Company, directors, officers, and consultants. Under the plan, the Company may grant stock bonuses or options (up to a combined maximum of 2,500,000 shares or options). Each option allows for the purchase of one share of common stock, subject to an exercise price and vesting schedule to be established by the board of directors at the time of the grant.

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

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company’s Stock Incentive Plan as of September 30, 2021, the Company’s recently completed fiscal year:

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

The following shows certain information as of November 29, 2021 concerning the stock options and stock bonuses granted pursuant to the Stock Incentive Plan. Each option represents the right to purchase one share of our common stock.

Total Shares Reserved Under the Plan	Shares Reserved for Outstanding Options	Shares Issued As Stock Bonus	Remaining Options/Shares Under the Plan

2,500,000	1,850,000	-	650,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the ownership, as of November 29, 2021, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group.  Each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned (2)	Percentage of Outstanding shares

Timothy Keogh	1,300,408	5.4%
Benjamin J. Barton	95,408	0.4%
J. Tyler Opel	95,408	0.4%
Strategic Capital Partners, LLC (1)	8,966,665	37.8%

All officers and directors as a group (three persons)	10,457,889	44.00%

(1)	Strategic Capital Partners, LLC, is controlled by Mr. Barton.
(2)	Does not include shares issuable upon the exercise of the warrants and options listed below, all of which were exercisable as of November 29, 2021.

Name	Date of Issuance	Shares upon exercise of warrants or options	Exercise Price	Expiration Date
Strategic Capital Partners, LLC (1)	9/30/2019	1,500,000	$1.25	12/31/2022

Timothy Keogh	9/30/2019	300,000	$1.50	8/2/2024
	9/30/2020	250,000	$1.50	9/30/2025
	9/30/2020	250,000	$3.00	9/30/2025

Ben Barton	9/30/2019	300,000	$1.50	8/2/2024
	9/30/2020	250,000	$1.50	9/30/2025
	9/30/2020	250,000	$3.00	9/30/2025

(1)	Strategic Capital Partners, LLC, is controlled by Mr. Barton.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 into a new loan with payments over 5 years with 18% interest. As of September 30, 2021, the outstanding loan balance was $84,749.

BASK has entered into a 15-Year NNN lease of Building 1 of the MCC. The lease commenced on September 1, 2019 and includes a base rent and a revenue participation fee. As of September 30, 2021, the BASK tenant receivable balance was $258,854.

Tim Keogh, our Chief Executive Officer, is a Board Member of BASK.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

For the years ended September 30, 2021 and 2020, MaloneBailey, LLP served as our independent registered public accounting firm.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by our independent accountants for the audit of our annual consolidated financial statements for the years ended September 30, 2021 and 2020, and the aggregate fees paid or accrued for audit-related services and all other services rendered by our independent accountants for those years.

	Year Ended September 30,
	2021	2020

Audit fees	$53,000	$53,500
Tax fees	-	-
Other	-	-
Total	$53,000	$53,500

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AmeriCann, Inc.

Denver, CO

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmeriCann, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

December 3, 2021

AMERICANN, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	September 30, 2020

Assets
Current Assets:
Cash and cash equivalents	$696,380	$183,009
Restricted cash	9,989	10,150
Tenant receivable - related party	258,854	124,617
Prepaid expenses and other current assets	12,970	2,500
Current portion of note receivable - related party	41,564	37,165
Total current assets	1,019,757	357,441

Construction in progress	93,400	-
Property and Equipment, net	7,061,884	7,512,421
Operating lease - right-of-use asset	6,846,476	6,914,080
Note receivable - related party	43,185	82,347
Total assets	$15,064,702	$14,866,289

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$190,020	$276,155
Accounts payable - related party	97,500	65,000
Interest payable (including $4,303 and $26,246 to related parties)	54,194	72,895
Other payables	12,128	20,571
Operating lease liability, short term	10,432	4,728
Notes payable	150,000	150,250
Total current liabilities	514,274	589,599

Notes payable (net of unamortized discounts of $269,506 and $571,483)	4,230,494	3,578,517
Notes payable - related party	581,646	581,646
Operating lease liability, long term	4,227,878	4,243,224

Total liabilities	9,554,292	8,992,986

Commitments and contingencies - see Note 10

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,196,310 and 23,696,310 shares issued and outstanding as of September 30, 2021 and 2020, respectively	2,420	2,370
Additional paid in capital	25,093,435	24,593,485
Accumulated deficit	(19,585,445)	(18,722,552)
Total stockholders' equity	5,510,410	5,873,303

Total liabilities and stockholders' equity	$15,064,702	$14,866,289

See accompanying notes to consolidated financial statements.

AMERICANN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2021	2020

Rental income - related party	$2,028,551	$503,512
Cost of revenues	38,149	22,500
Gross profit	1,990,402	481,012

Operating expenses:
Advertising and marketing	42,417	38,179
Professional fees	311,288	405,920
General and administrative expenses	1,592,404	1,985,142
Recovery of loss from provision for doubtful accounts	-	(1,761,675)
Total operating expenses	1,946,109	667,566

(Loss) income from operations	44,293	(186,554)

Other income (expense):
Interest income	18,305	333,681
Interest expense	(873,143)	(760,704)
Interest expense - related party	(52,348)	(95,766)
Total other income (expense)	(907,186)	(522,789)

Net (loss) income	$(862,893)	$(709,343)

Basic and diluted (loss) income per common share	$(0.04)	$(0.03)

Weighted average common shares outstanding	23,867,543	23,504,820

See accompanying notes to consolidated financial statements.

AMERICANN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Additional
					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2019	-	$-	23,504,820	2,351	24,121,534	(18,013,209)	6,110,676
Stock-based compensation expense	-	-	-	-	381,970	-	381,970
Stock issued for services	-	-	191,490	19	89,981	-	90,000
Net loss	-	-	-	-	-	(709,343)	(709,343)
Balances, September 30, 2020	-	$-	23,696,310	2,370	24,593,485	(18,722,552)	5,873,303
Stock issued for warrants exercised	-	-	500,000	50	499,950	-	500,000
Net loss	-	-	-	-	-	(862,893)	(862,893)
Balances, September 30, 2021	-	$-	24,196,310	2,420	25,093,435	(19,585,445)	5,510,410

See accompanying notes to consolidated financial statements.

AMERICANN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(862,893)	$(709,343)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	450,537	446,854
Amortization of right of use assets	67,604	66,877
Recovery of loss provision for doubtful accounts	-	(1,761,675)
Stock based compensation and option expense	-	381,970
Stock issued for services	-	90,000
Amortization of debt discount	304,727	311,370
Changes in operating assets and liabilities:
Tenant receivable - related party	(134,237)	(113,053)
Notes and other receivables	-	1,761,675
Prepaid expenses	(10,470)	14,242
Accounts payable and accrued expenses	(86,135)	10,879
Operating lease liability	(9,642)	(8,917)
Accounts payable - related party	32,500	65,000
Interest payable	3,242	(62,950)
Interest payable - related party	(21,943)	13,962
Other payables	(8,443)	11,442
Net cash flows (used in) provided by operations	(275,153)	518,333

Cash flows from investing activities:
Additions to construction in progress	(93,400)	-
Additions to property and equipment	-	(386,487)
Payments received on notes receivable - related party	34,763	29,251
Net cash flows used in investing activities	(58,637)	(357,236)

Cash flows from financing activities:
Proceeds from note payable, net of financing costs	800,000	150,000
Proceeds from the exercise of warrants	500,000	-
Payments on note payable - related party	-	(1,175,000)
Principal payments on notes payable	(453,000)	(235,000)
Net cash flows provided by (used in) financing activities	847,000	(1,260,000)

Net increase (decrease) in cash, cash equivalents, and restricted cash	513,210	(1,098,903)

Cash, cash equivalents, and restricted cash at beginning of period	193,159	1,292,062

Cash, cash equivalents, and restricted cash at end of period	$706,369	$193,159

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$639,466	$594,088
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities:

ROU asset and operating lease obligation recognized under the adoption of Topic 842	-	6,980,957

See accompanying notes to consolidated financial statements.

AMERICANN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the consolidated financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2021 and 2020, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

For federal tax purposes, our 2018 through 2020 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Concentration of Credit Risks and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, notes receivable, deposits tenant receivables and notes receivable. We place our cash with high credit quality financial institutions. As of September 30, 2021 and 2020, we had outstanding notes receivable of $84,749 and $119,512, respectively and tenant receivables of $258,854 and $124,617, respectively, with BASK, Inc. ("BASK"), a related party.

For the year ended September 30, 2021, all of the Company’s revenue was earned from one customer, BASK.

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

Derivative Liabilities

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each consolidated balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. We determined that none of our financial instruments meet the criteria for derivative accounting as of September 30, 2021 and 2020.

Operating leases

Effective October 1, 2019, we adopted Topic 842 using the effective date method. Under this method, periods prior to adoption remain unchanged. We determine if an arrangement is a lease at inception.

Right of Use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Variable lease payments are not included in the calculation of the right-of-use asset and lease liability due to uncertainty of the payment amount and are recorded as lease expense in the period incurred. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Long-Lived Assets

Our long-lived assets consisted of property, plant and equipment and are reviewed for impairment in accordance with the guidance of the Topic ASC Topic 360, Property, Plant, and Equipment. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairment losses recognized for the years ended September 30, 2021 and 2020.

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

	September 30, 2021	September 30, 2020

Buildings and improvements	$7,608,087	$7,608,087
Computer equipment	349,576	349,576
Furniture and equipment	2,764	2,764
Total	7,960,427	7,960,427
Accumulated depreciation	(898,543)	(448,006)
Propertyand equipment, net	$7,061,884	$7,512,421

Depreciation expense for the years ended September 30, 2021 and 2020 amounted to $450,537 and $446,854, respectively.

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

Property lease revenue is earned through annual leases for facilities used in agricultural/manufacturing activities and the Company records revenues on a straight-line basis over the term of these leases.  Property lease revenues from these sources are recurring on an annual basis.  Unearned property lease revenues were $0 at both September 30, 2021 and 2020. The Company also receives a revenue participation fee which is considered a variable payment and thus is recorded in the period earned in accordance with ASC 842.

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

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Shares issuable upon the exercise of equity instruments such as warrants and options were not included in the loss per share calculations for 2021 and 2020 because the inclusion would have been anti-dilutive.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a working capital surplus of $505,483 as of September 30, 2021 and a working capital deficit of $232,158 as of September 30, 2020, an accumulated deficit of $19,585,445 and $18,722,552 at September 30, 2021 and 2020, respectively, and had a net loss of $862,893 for the year ended September 30, 2021. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	September 30, 2021	September 30, 2020

Cash and cash equivalents	$696,380	$183,009
Restricted cash	9,989	10,150
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$706,369	$193,159

Amounts included in restricted cash represent those required to be set aside by the Cannabis Control Commission in Massachusetts as well as by a contractual agreement with a lender for the payment of specific construction related expenditures as part of the Company’s property development in Massachusetts.

NOTE 4.	NOTES RECEIVABLE

Notes and other receivables as of September 30, 2021and 2020, consisted of the following:

	September 30, 2021	September 30, 2020
Related party note receivable from BASK, interest rate of 18.0%; monthly principal and interest payments of $4,422, maturing in 2023.	84,749	119,512

	84,749	119,512
Less: Current portion	(41,564)	(37,165)

	$43,185	$82,347

NOTE 5.	NOTES PAYABLE

Unrelated

On February 25, 2021, the Company borrowed $300,000 from an unrelated party. The loan is unsecured, bears interest at a rate of 11% and was due and payable on August 2, 2021. This loan was fully paid in July 2021.

On August 25, 2020, the Company borrowed $153,000 from an unrelated party. The loan was unsecured, had an interest rate of 10% per year and was due and payable on August 25, 2021. In February 2021, the Company paid off the loan principal balance of $153,000 and paid a prepayment fee of $47,941. The Company incurred debt issuance costs of $3,000 which was recorded as a debt discount. Amortizations expense related to the debt discount was $2,750 during the year ended September 30, 2021.

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

On December 4, 2020, the loan was modified and increased by $500,000. The maturity of the loan was extended to August 1, 2023. All other provisions of the original loan remain the same. The debt modification was deemed not substantial and was accounted for as a debt modification. The broker for the loan received a cash commission of $40,000 which was expensed when incurred.

At September 30, 2021, the outstanding principal on this note was $4,500,000 and the unamortized debt discount was $269,506. All debt discounts are being amortized on a straight-line basis over the terms of the note. Amortization expense related to the debt discounts was $301,977 and $311,370 for the years ended September 30, 2021 and 2020, respectively.

February 2018 Convertible Note Offering

On February 12, 2018 the Company sold convertible notes in the principal amount of $810,000 to a group of accredited investors. The notes are unsecured and bear interest at 8% per year. At September 30, 2021 and September 30, 2020, the outstanding principal on these notes was $150,000. On October 12, 2020, the remaining note was extended to mature on December 31, 2021.

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

Accrued interest on the note was $4,303 and $26,246 at September 30, 2021 and September 30, 2020, respectively.

At September 30, 2021 and 2020, the outstanding principal on this note was $581,646.

During the year ended September 30, 2021, the Company incurred $180,000 of consulting expenses with SCP and paid $147,500. As of September 30, 2021, $97,500 remains unpaid. During the year ended September 30, 2020, the Company incurred $180,000 of consulting expenses with SCP of which $65,000 remained outstanding at September 30, 2020.

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

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 and setup a new loan with payments over 5 years with 18% interest. At September 30, 2021 and 2020, the outstanding balance on the note receivable was $84,749 and $119,512, respectively.

On July 26, 2019, the Company entered into a 15-Year Triple Net lease of Building 1 of the MCC with BASK. The lease commenced on September 1, 2019 and includes an annual base rent of $135,000 and a revenue participation fee equivalent to 15% of BASK's gross revenues. As of September 30, 2021, the BASK tenant receivable balance was $258,854.

Tim Keogh, our Chief Executive Officer, is a Board Member of BASK.

NOTE 7.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended
	September 30,
	2021	2020

Net (loss) income attributable to common stockholders	$(862,893)	$(709,343)

Basic weighted average outstanding shares of common stock	23,867,543	23,504,820
Dilutive effects of common share equivalents	-	-
Dilutive weighted average outstanding shares of common stock	23,867,543	23,504,820

Basic and diluted net (loss) income per share of common stock	$(0.04)	$(0.03)

As of September 30, 2021, we have excluded 1,700,000 of stock options and 7,666,650 of warrants and 100,000 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net loss per share since the effects are anti-dilutive. As of September 30, 2020, we have excluded 1,850,000 of stock options 9,638,650 of warrants and 100,000 shares that would be issued from the conversion of outstanding convertible notes from the computation of diluted net loss per share since the effects are anti-dilutive.

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

The components of the deferred income tax assets and liabilities arising under ASC Topic 740 were as follows:

	September 30,
	2021	2020

Deferred tax assets	$3,586,062	$2,838,966
Deferred tax liabilities	-	-
Valuation allowance	(3,586,062)	(2,838,966)

Net deferred tax assets/(liabilities)	-	-

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	September 30,
	2021		2020
	Temporary Difference	Tax Effect	Temporary Difference		Tax Effect

Deferred tax assets
Net operating loss	$862,893	$266,720	$709,343		$174,144
Tax impact true up	-	-		#	20,927
Other temporary differences	(507,485)	$(156,864)	835,040		205,002
Net deferred tax assets	355,408	109,856	1,544,383	#	400,073
Valuation allowance	(355,408)	(109,856)	(1,544,383)		(400,073)
Total deferred tax asset	-	-	-		-

Deferred tax liabilities
Total deferred liability	-	-	-		-
Total net deferred tax asset	$-	$-	$-		$-

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At September 30, 2021 and September 30, 2020, the Company had approximately and $11,919,394 and 11,564,017 respectively, in unused federal net operating loss carryforwards, which will begin to expire principally in the year 2034. A deferred tax asset at each date of approximately $109,857 and $379,146 resulting from the loss carryforwards and other temporary differences has been offset by a 100% valuation allowance. The change in the valuation allowance for the period ended September 30, 2021 and September 30, 2020 was approximately $ (747,096) and $(400,073).

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	September 30,
	2021	2020

U.S. Federal statutory graduated rate	21.00%	21.00%
State income tax rate, net of federal benefit	9.91%	3.55%
Total rate	30.91%	24.55%

Less: Net operating loss for which no benefit is currently available	(30.91)%	(24.55)%

Net effective rate	0.00%	0.00%

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are September 30, 2018, 2019, and 2020. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

NOTE 9.	EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock. No preferred shares were outstanding at September 30, 2021 and 2020.

Common Stock

During the year ended September 30, 2021, we issued 500,000 shares of stock for 500,000 warrants exercised at an exercise price of $1.00 per share.

During the year ended September 30, 2020, we issued 191,490 shares of stock for services valued $90,000.

Stock Options

On August 18, 2017, our board of directors adopted a stock incentive plan (“the plan”) that provides for the grant of Incentive Stock Options, Non-Qualified Stock Options or Stock Bonuses to persons who are employees of the Company, employees of subsidiaries of the Company, directors, officers, and consultants. Under the plan, the Company may grant stock bonuses or options (up to a combined maximum of 2,500,000 shares or options). Each option allows for the purchase of one share of common stock, subject to an exercise price and vesting schedule to be established by the board of directors at the time of the grant.

The fair value of the options granted during the year ended September 30, 2020 were established using the Black Scholes option pricing model using the following assumptions:

●	Risk-free interest rate – 0.28%
●	Expected term – 5.0 years
●	Volatility – 118%

Options Issuances in 2021

The Company did not issue any options during the year ended September 30, 2021.

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

The following table shows the stock option activity for the years ended September 30, 2021 and 2020:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding as of September 30, 2019	1,050,000	$1.64	4.4	$-
Granted	1,000,000	$2.25	5.0	$-
Forfeited	(200,000)	$1.50
Outstanding as of September 30, 2020	1,850,000	$1.99	4.2	$-
Expired	(150,000)	$2.50	2.5
Outstanding as of September 30, 2021	1,700,000	$1.94	3.5	$-
Vested and expected to vest at September 30, 2021	1,700,000	$1.94	3.5	$-
Exercisable at September 30, 2021	1,700,000	$1.94	3.5	$-

Stock based compensation expense related to the options was $0 and $471,971 for the years ended September 30, 2021 and 2020, respectively. At September 30, 2021, unrecognized stock-based compensation associated with stock options amounted to $0. During the years ended September 30, 2021 and 2020, we received proceeds of $0 from stock option exercises.

Warrants

Warrant Issuances in 2021

The Company did not issue any warrants during the year ended September 30, 2021.

Warrant Issuances in 2020

The Company did not issue any warrants during the year ended September 30, 2020.

The following table shows the warrant activity for the years ended September 30, 2021 and 2020:

		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Forfeited	11,238,650	$1.52	2.30	$-
Expired	(1,600,000)	$2.25
Outstanding as of September 30, 2020	9,638,650	$1.00	1.80	$-
Expired	(1,472,000)	$-		$-
Exercised	(500,000)	$1.00	1.00	$-
Outstanding as of September 30, 2021	7,666,650	$1.21	0.80	$-
Exercisable at September 30, 2021	7,666,650	$1.21	0.80	$-

NOTE 10.	COMMITMENTS AND CONTINGENCIES

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

Between August 2015 and September 2016, there were several amendments to the Agreement to extend the closing date to October 14, 2016. As consideration for the extensions, the Company, at closing, agreed to increase the purchase price to $4,325,000 and paid the seller $725,000, which was be applied to the purchase price of the land. As of September 30, 2016, the Company had paid $925,000 that was to be applied to the purchase price of the land at closing. On October 17, 2016, the Company closed on the land purchase via a sales-leaseback transaction. See ‘Operating Leases’ section below for additional information.

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

As of September 30, 2021, the Company’s right-of-use assets were $6,846,476, the Company’s current maturities of operating lease liabilities were $10,432, and the Company’s noncurrent lease liabilities were $4,227,878. During the year ended September 30, 2021, the Company had operating cash flows from operating leases of $341,450.

The table below presents lease related terms and discount rates as of September 30, 2021.

As of September 30, 2021

Weighted average remaining lease term
Operating leases	45
Weighted average discount rate
Operating leases	7.9%

The reconciliation of the maturities of the operating leases to the lease liabilities recorded in the Consolidated Balance Sheet as of September 30, 2021 are as follows:

2022	341,500
2023	341,500
2024	341,500
2025	341,500
2026	341,500
Thereafter	13,660,001
Total lease payments	15,367,501
Less: Interest	(11,129,191)
$4,238,310
Less: operating lease liability, current portion	(10,432)
Operating lease liability, long term	$4,227,878

Office space

The Company leases its office space located at 1555 Blake St., Unit 502, Denver, CO 80202 for $2,500 per month with a lease term of less than 12 months.

Lease expense for office space was $30,000 and $18,303 for the years ended September 30, 2021 and 2020, respectively.

Aggregate rental expense under all leases totaled $429,459 and $401,021 for the years ended September 30, 2021 and 2020, respectively.

NOTE 11.	SUBSEQUENT EVENTS

On October 12, 2021 the expiration date of the 3,640,000 warrants issued to Massachusetts Medical Properties, LLC was extended to April 17, 2022.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of December, 2021.

AMERICANN, INC.

By:	/s/ Timothy Keogh
Timothy Keogh, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Keogh
Timothy Keogh	Chief Executive Officer and a Director	December 6, 2021

/s/ Benjamin J. Barton
Benjamin J. Barton	Chief Financial and Accounting Officer and a Director	December 6, 2021

/s/ J. Tyler Opel
J. Tyler Opel	Director	December 6, 2021