Form 10-Q
period 2021-12-31
AmeriCann, Inc.
filed 2022-02-14
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 7, 2022, the registrant had 24,391,961 shares of common stock outstanding.

AMERICANN, INC.

FORM 10-Q

TABLE OF CONTENTS

		PAGE NO.
PART I FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:
	Consolidated Balance Sheets as of December 31, 2021 and September 30, 2021	3
	Consolidated Statements of Operations for the Three Months Ended December 31, 2021 and 2020	4
	Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended December 31, 2021 and 2020	5
	Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2021 and 2020	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	19

PART II OTHER INFORMATION

Item 6.	Exhibits	20

SIGNATURES		21

PART I:  FINANCIAL INFORMATION

ITEM 1.      UNAUDITED FINANCIAL STATEMENTS

AMERICANN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2021	September 30, 2021

Assets
Current Assets:
Cash and cash equivalents	$740,945	$696,380
Restricted cash	9,967	9,989
Tenant receivable - related party	235,869	258,854
Prepaid expenses and other current assets	235	12,970
Current portion of note receivable - related party	43,462	41,564
Total current assets	1,030,478	1,019,757

Construction in progress	183,892	93,400
Property and Equipment, net	6,949,403	7,061,884
Operating lease - right-of-use asset	6,829,455	6,846,476
Note receivable - related party	31,581	43,185
Total assets	$15,024,809	$15,064,702

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$215,453	$190,020
Accounts payable - related party	67,500	97,500
Interest payable (including $17,497 and $4,303 to related parties)	71,802	54,194
Other payables	3,831	12,128
Operating lease liability, short term	10,638	10,432
Notes payable	150,000	150,000
Total current liabilities	519,224	514,274

Notes payable (net of unamortized discounts of $243,530 and $269,506)	4,256,470	4,230,494
Notes payable - related party	581,646	581,646
Operating lease liability, long term	4,225,141	4,227,878

Total liabilities	9,582,481	9,554,292

Commitments and contingencies - see Note 7

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,391,961 and $24,196,310 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	2,439	2,420
Additional paid in capital	25,558,362	25,093,435
Accumulated deficit	(20,118,473)	(19,585,445)
Total stockholders' equity	5,442,328	5,510,410

Total liabilities and stockholders' equity	$15,024,809	$15,064,702

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended December 31,
	2021	2020

Rental income - related party	$650,945	$271,585
Cost of revenues	11,450	7,500
Gross profit	639,495	264,085

Operating expenses:
Advertising and marketing	12,967	1,426
Professional fees	125,059	96,856
General and administrative expenses	870,088	468,381
Total operating expenses	1,008,114	566,663

(Loss) income from operations	(368,619)	(302,578)

Other income (expense):
Interest income	3,561	5,148
Interest expense	(154,775)	(191,659)
Interest expense - related party	(13,195)	(13,195)
Total other income (expense)	(164,409)	(199,706)
Net (loss) income	$(533,028)	$(502,284)

Basic and diluted (loss) income per common share	$(0.02)	$(0.02)

Weighted average common shares outstanding	24,219,703	23,696,310

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2020	-	$-	23,696,310	$2,370	$24,593,485	$(18,722,552)	$5,873,303
Net loss	-	-	-	-	-	(502,284)	(502,284)
Balances, December 31, 2020	-	$-	23,696,310	$2,370	$24,593,485	$(19,224,836)	$5,371,019

Balances, September 30, 2021	-	$-	24,196,310	$2,420	$25,093,435	$(19,585,445)	$5,510,410
Net loss	-	-	-	-	-	(533,028)	(533,028)
Stock issued for services	-	-	195,651	19	89,981	-	90,000
Extension of warrants	-	-	-	-	374,946	-	374,946
Balances, December 31, 2021	-	$-	24,391,961	$2,439	$25,558,362	$(20,118,473)	$5,442,328

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(533,028)	$(502,284)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	112,481	112,633
Amortization of right of use assets	17,021	16,830
Stock based compensation and warrants revaluation expense	374,946	-
Stock issued for services	90,000	-
Amortization of debt discount	25,976	68,938
Changes in operating assets and liabilities:
Tenant receivable - related party	22,985	(16,174)
Prepaid expenses	12,735	-
Accounts payable and accrued expenses	25,433	61,398
Operating lease liability	(2,531)	(2,341)
Accounts payable - related party	(30,000)	20,000
Interest payable	4,414	758
Interest payable - related party	13,194	13,194
Other payables	(8,297)	(15,375)
Net cash flows provided by (used in) operations	125,329	(242,423)

Cash flows from investing activities:
Additions to construction in progress	(90,492)	-
Payments received on notes receivable - related party	9,706	8,117
Net cash flows used in (provided by) investing activities	(80,786)	8,117

Cash flows from financing activities:
Proceeds from note payable, net of financing costs	-	500,000
Net cash flows provided by financing activities	-	500,000

Net increase (decrease) in cash, cash equivalents, and restricted cash	44,543	265,694

Cash, cash equivalents, and restricted cash at beginning of period	706,369	193,159

Cash, cash equivalents, and restricted cash at end of period	$750,912	$458,853

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$124,386	$121,964
Cash paid for income taxes	$-	$-

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

Basis of Presentation

The (a) consolidated balance sheet as of September 30, 2021, which has been derived from audited financial statements, and (b) the unaudited financial statements as of and for the three months ended December 31, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on December 6, 2021. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2021 as reported in the Form 10-K have been omitted.

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

Significant Accounting Policies

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	December 31, 2021	September 30, 2021

Cash and cash equivalents	$740,945	$696,380
Restricted cash	9,967	9,989
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$750,912	$706,369

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

Property and Equipment, net

Property and equipment are stated at cost. Depreciation of property and equipment begins in the month following the month when the asset is placed into service and is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to twenty years. Property and equipment consist of:

	December 31, 2021	September 30, 2021

Buildings and improvements	$7,608,087	$7,608,087
Computer equipment	349,576	349,576
Furniture and equipment	2,764	2,764
Total	7,960,427	7,960,427
Accumulated depreciation	(1,011,024)	(898,543)
Propertyand equipment, net	$6,949,403	$7,061,884

Depreciation expenses for the three months ended December 31, 2021 and December 31, 2020 amounted to $112,481 and $112,633, respectively.

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

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $20,118,473 and $19,585,445 at December 31, 2021 and September 30, 2021, respectively, and had a net loss of $533,028 for the three months ended December 31, 2021. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities or borrowings from third parties.

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

NOTE 3. NOTES AND OTHER RECEIVABLES

Notes and other receivables as of December 31, 2021 and September 30, 2021, consisted of the following:

	December 31, 2021	September 30, 2021

Related party note receivable from BASK, interest rate of 18.0%; monthly principal and interest payments of $4,422, maturing in 2023.	75,043	84,749

	75,043	84,749
Less: Current portion	(43,462)	(41,564)

	$31,581	$43,185

NOTE 4.  NOTES PAYABLE

Unrelated

On February 25, 2021, the Company borrowed $300,000 from an unrelated party. The loan was unsecured, had an interest at a rate of 11% and was due and payable on August 2, 2021. This loan was fully paid in July 2021.

On August 25, 2020, the Company borrowed $153,000 from an unrelated party. The loan was unsecured, had an interest rate of 10% per year and was due and payable on August 25, 2021.  In February 2021, the Company paid off the loan principal balance of $153,000 and paid a prepayment fee of $47,941. The Company incurred debt issuance costs of $3,000 which was recorded as a debt discount. Amortization expense related to the debt discount was $0 during the three months ended December 31, 2021.

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

At December 31, 2021, the outstanding principal on this note was $4,500,000 and the unamortized debt discount was $243,529. All debt discounts are being amortized on a straight-line basis over the term of the modified note. Amortization expense related to the debt discounts was $25,976 and $68,938 for the three months ended December 31, 2021 and 2020, respectively.

The note is secured by a first lien on Building 1 at the Company’s Massachusetts Cannabis Center (“MCC”).

February 2018 Convertible Note Offering

On February 12, 2018, the Company sold convertible notes in the principal amount of $810,000 to a group of accredited investors.  The notes are unsecured and bear interest at 8% per year.  At December 31, 2021 and September 30, 2021, the outstanding principal on these notes was $150,000.  On October 12, 2020, this remaining note was extended to mature on December 31, 2021. On December 15, 2021, the remaining note was extended to mature on December 31, 2022.

Related Party

SCP. On February 1, 2016, we entered into an agreement with an unrelated party which provided us with borrowing capacity of $200,000. On May 1, 2016, the agreement was amended to increase the borrowing capacity to $1,000,000. On July 14, 2016, Strategic Capital Partners (“SCP”) was assigned the $521,297 loan borrowed against this credit line, increasing the total balance owed to SCP to $2,431,646. SCP is controlled by Benjamin J. Barton, one of our officers and directors and a principal shareholder. The amounts borrowed from SCP were used to fund our operations.

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

On September 30, 2019, both notes were amended and combined into one note, in the principal amount of $1,756,646, bearing interest of 9% per year and maturing on December 31, 2022. Additionally, the conversion option in the first note was eliminated. The new note is unsecured. SCP also received warrants to purchase 1,500,000 shares of the Company's common stock. The warrants are exercisable at a price of $1.25 per share and expire on December 31, 2022. The debt modification was deemed substantial and was accounted for as a debt extinguishment. The fair value of the 1,500,000 warrants was $977,110 and was recognized as loss on extinguishment of debt during the year ended September 30, 2019. On December 20, 2021, the Company extended the expiration date of those warrants to December 31, 2024 and recorded a warrants revaluation expense based on a Black Scholes model calculation of $255,600.

The Company made principal payments on the note of $1,175,000 during the year ended September 30, 2021. Accrued interest on the note payable was $17,497 and $4,303 at December 31, 2021 and September 30, 2021, respectively.

At December 31, 2021 and September 30, 2021, the outstanding principal on this note was $581,646.

During the year ended September 30, 2021, the Company also incurred $180,000 of consulting expenses with SCP of which $97,500 remained outstanding at September 30, 2021. During the three months ended December 31, 2021, the Company incurred $45,000 of consulting expenses with SCP and paid $75,000. As of December 31, 2021, $67,500 remains outstanding.

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

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 into a new loan with payments over 5 years with 18% interest. At December 31, 2021 and September 30, 2021, the outstanding balance on the note receivable was $75,043 and $84,749, respectively.

On July 26, 2019, the Company entered into a 15-Year Triple Net lease of Building 1 of the MCC with BASK. The lease commenced on September 1, 2019 and includes an annual base rent of $135,000 and a revenue participation fee equivalent to 15% of BASK's gross revenues. As of December 31, 2021, the BASK tenant receivable balance was $235,869.

Tim Keogh, our Chief Executive Officer, was a Board Member of BASK between August 2013 and November 2021.

NOTE 6. INCOME/LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	December 31,
	2021	2020

Net (loss) income attributable to common stockholders	$(533,028)	$(502,284)

Basic weighted average outstanding shares of common stock	24,219,703	23,696,310
Dilutive effects of common share equivalents	-	-
Dilutive weighted average outstanding shares of common stock	24,219,703	23,696,310

Basic and diluted net (loss) income per share of common stock	$(0.02)	$(0.02)

As of December 31, 2021 we excluded 1,700,000 of stock options and 7,666,650 of warrants and 100,000 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net income (loss) per share since the intrinsic value of these instruments was zero with the effect being anti-dilutive.  As of December 31, 2020 we excluded 1,850,000 of stock options and 8,911,650 of warrants and 100,000 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net income (loss) per share since the intrinsic value of these instruments was zero with the effect being anti-dilutive.

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

In connection with the sale of the property to MMP and the lease, we entered into a Share Purchase Agreement pursuant to which we issued to MMP 100,000 shares of our common stock, and a warrant to purchase up to 3,640,000 shares of common stock at an exercise price of $1.00 per share. The warrant can be exercised at any time on or before October 17, 2021. On October 12, 2021, the warrant’s expiration date was extended to April 17, 2022.

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

As of December 31, 2021, the Company’s right-of-use assets were $6,829,455, the Company’s current maturities of operating lease liabilities were $10,638, and the Company’s noncurrent lease liabilities were $4,225,141. During the three months ended December 31, 2021, the Company had operating cash flows from operating leases of $92,228.

The table below presents lease related terms and discount rates as of December 31, 2021.

As of Dec 31, 2021

Weighted average remaining lease term
Operating leases	44.75
Weighted average discount rate
Operating leases	7.9%

The reconciliation of the maturities of the operating leases to the lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2021 are as follows:

2022	256,126
2023	341,500
2024	341,500
2025	341,500
2026	341,500
Thereafter	13,660,001

Total lease payments	15,282,127
Less: Interest	(11,046,348)
$4,235,779

Less: operating lease liability, current portion	(10,638)
Operating lease liability, long term	$4,225,141

Office space

The Company leases its office space located at 1555 Blake St., Unit 502, Denver, CO 80202 for $2,500 per month with a lease term of less than 12 months.

Lease expense for office space was $7,500 for the three months ended December 31, 2021 and 2020.

Aggregate rental expense under all leases totaled $114,217 and $107,395 for the three months ended December 31, 2021 and 2020, respectively.

NOTE 8.  STOCKHOLDERS’ EQUITY

Common Stock. During the three months ended December 31, 2021, the Company issued 195,651 shares of stock for services valued $90,000.

Stock Options. In December 2021, the Company extended the expiration date of some stock options and recorded an additional stock option-based compensation expense of $119,346 based on the fair value established using the Black Scholes option pricing model.

Stock option details are as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Exercisable at September 30, 2021	1,700,000	$1.94	5.2	$-
Outstanding as of December 31, 2021	1,700,000	$1.94	5.2	$-
Vested and expected to vest at December 31, 2021	1,700,000	$1.94	5.2	$-
Exercisable at December 31, 2021	1,700,000	$1.94	5.2	$-

Stock option-based compensation expense associated with stock options was $119,346 and $0 for the three months ended December 31, 2021 and 2020, respectively.

Warrants. Warrant activity as of and for the three months ended December 31, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding as of September 30, 2021	7,666,650	1.21	1.10	$-
Outstanding as of December 31, 2021	7,666,650	1.21	1.10	$-
Exercisable at December 31, 2021	7,666,650	1.21	1.10	$-

NOTE 9. INCOME TAXES

We did not record any income tax expense or benefit for the three months ended December 31, 2021 or 2020. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of December 31, 2021 and September 30, 2021.

As of December 31, 2021, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

Management and legal to provide

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended September 30, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K

Forward-Looking Statements

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

The decrease in Operating Revenue for the quarter ending December 31, 2021 is result of seasonal sales and revenue decreases experienced industry wide, during October and November.

A summary of operational highlights included the following:

●	AmeriCann’s Operating Revenue from Building 1 increased nearly 140% from the quarter ended December 31, 2020.

●

The manufacturing of cannabis infused products, including the recently launched 1906 branded “Drops”, has increased dramatically at the Massachusetts Cannabis Center. Sales of manufactured infused products are expected to be even stronger once the anticipated increase of production and sales for 1906 “Drops” are realized.

●

AmeriCann’s tenant, Bask, Inc. added adult-use retail sales in February of 2021. Although this retail sales channel was only introduced mid-quarter, the increased sales contributed to the quarterly revenue.

●	In December 2021, revenue from the Massachusetts cannabis market was $158 million which was 48% higher than December 2020.

●	For the 2021 calendar year, revenue for the Massachusetts cannabis market was $1.62 billion, 75% more than 2020 revenue. Experts believe the market will exceed $1.8 billion annually.

●	Cannabis sales nationally have been excellent as the industry has produced strong sales growth in markets across the country.

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

AmeriCann plans to replicate the brands, technology and innovations developed at its MCC project to new markets throughout the country as a multi-state operator. The outlook for new states continues to improve with legislation recently passing in New York, New Jersey, Connecticut, Virginia and New Mexico. Several additional states are expected to pass adult use regulations including Pennsylvania and Rhode Island in the near term which will create additional opportunities for AmeriCann’s business model.

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

RESULTS OF OPERATIONS

Total Revenues

During the three months ended December 31, 2021 and 2020, we generated $650,945 and $271,585 in revenue, respectively. The increase in revenues is due to higher rental revenue and participation fee revenues as a result of the completion of Building 1.

Advertising and Marketing Expenses

Advertising and marketing expenses were $12,967 and $1,426 for the three months ended December 31, 2021 and 2020, respectively. The increase is due to additional social media and marketing expenses during the quarter.

Professional Fees

Professional fees were $125,059 and $96,856 for the three months ended December 31, 2021 and 2020, respectively. The increase is due to a decrease in accounting, consulting and legal fees.

General and Administrative Expenses

General and administrative expenses were $870,088 and $468,381 for the three months ended December 31, 2021 and 2020, respectively. The increase is primarily a result of an increase in stock compensation expenses resulting from an extension of stock options and a warrants revaluation expense offset by a decrease in loan fees and licenses and fees.

Interest Income

Interest income was $3,561 and $5,148 for the three months ended December 31, 2021 and 2020, respectively.  The decrease is a result of the BASK note receivable.

Interest Expense

Interest expense was $167,970 and $204,854 for the three months ended December 31, 2021 and 2020, respectively. The decrease is primarily attributable to amortization of debt discounts.

Net Operating Income/Loss

We had a net (loss) of $(533,028) and $(502,284) for the three months ended December 31, 2021 and 2020, respectively. The increase in net (loss) income is attributable to expenses related to the warrants and options modifications.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $20,118,473 and $19,585,445 at December 31, 2021 and September 30, 2021, respectively, and had a net loss of $533,028 and $502,284 for the three months ended December 31, 2021 and December 31, 2020, respectively. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities.

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

Analysis of Cash Flows

During the three months ended December 31, 2021, our net cash flows provided by operations were $125,329 as compared to net cash flows used in operations of $242,423 for the three months ended December 31, 2020. The increase is primarily due to timing of working capital payments, and stock-based compensation expense during the three months ended December 31, 2021.

Cash flows used by investing activities were $80,786 for the three months ended December 31, 2021, consisting of payments received on notes receivable offset by additions to construction in progress. Cash flows provided by investing activities were $8,117 for the three months ended December 31, 2020, consisting of payments on notes receivable.

Cash flows provided by financing activities were $0 for the three months ended December 31, 2021. Cash flows provided by financing activities were $500,000 for the three months ended December 31, 2020, consisting of proceeds from note payable.

We do not have any firm commitments from any person to provide us with any additional capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2021, we did not have any off-balance sheet arrangements.

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

Internal Control over Financial Reporting

As indicated in our Form 10-K filed on December 6, 2021, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2021 at the reasonable assurance level, as a result of a material weaknesses primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP, limited or no segregation of duties, and lack of independent directors.

We are currently in the process of evaluating the steps necessary to remediate these material weaknesses.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICANN, INC.

Dated: February 14, 2022	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer