Form 10-Q
period 2022-06-30
AmeriCann, Inc.
filed 2022-08-15
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 7, 2022, the registrant had 24,391,961 shares of common stock outstanding.

AMERICANN, INC.

FORM 10-Q

TABLE OF CONTENTS

		PAGE NO.
PART I FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:
	Consolidated Balance Sheets as of June 30, 2022 and September 30, 2021	3
	Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2022 and 2021	4
	Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended June 30, 2022 and 2021	5
	Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2022 and 2021	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	19

PART II OTHER INFORMATION

Item 6.	Exhibits	20

SIGNATURES		21

PART I:  FINANCIAL INFORMATION

ITEM 1.      UNAUDITED FINANCIAL STATEMENTS

AMERICANN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2022	September 30, 2021

Assets
Current Assets:
Cash and cash equivalents	$985,459	$696,380
Restricted cash	9,967	9,989
Tenant receivable - related party	293,412	258,854
Prepaid expenses and other current assets	69,775	12,970
Current portion of note receivable - related party	51,114	41,564
Total current assets	1,409,727	1,019,757

Construction in progress	315,712	93,400
Property and Equipment, net	6,724,442	7,061,884
Operating lease - right-of-use asset	6,795,260	6,846,476
Note receivable - related party	6,759	43,185
Total assets	$15,251,900	$15,064,702

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$207,183	$190,020
Accounts payable - related party	82,500	97,500
Interest payable (including $8,749 and $4,303 to related parties)	55,582	54,194
Other payables	6,700	12,128
Operating lease liability, short term	11,064	10,432
Notes payable	150,000	150,000
Total current liabilities	513,029	514,274

Notes payable (net of unamortized discounts of $191,577 and $269,506)	4,308,423	4,230,494
Notes payable - related party	581,646	581,646
Operating lease liability, long term	4,219,500	4,227,878

Total liabilities	9,622,598	9,554,292

Commitments and contingencies - see Note 7

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,391,961 and 24,196,310 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	2,439	2,420
Additional paid in capital	25,558,362	25,093,435
Accumulated deficit	(19,931,499)	(19,585,445)
Total stockholders' equity	5,629,302	5,510,410

Total liabilities and stockholders' equity	$15,251,900	$15,064,702

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Nine months Ended June 30,
	2022	2021	2022	2021

Revenues:
Rental income - related party	$797,734	$584,546	$2,116,045	$1,293,475
Cost of revenues	12,000	7,501	33,950	25,851
Gross profit	785,734	577,045	2,082,095	1,267,624

Operating expenses:
Advertising and marketing	9,968	16,451	33,106	25,080
Professional fees	71,226	71,335	282,462	253,607
General and administrative expenses	378,131	363,888	1,623,620	1,202,439
Total operating expenses	459,325	451,674	1,939,188	1,481,126

Income (loss) from operations	326,409	125,371	142,907	(213,502)

Other income (expense):
Interest income	1,822	4,392	8,502	14,320
Interest expense	(152,445)	(215,667)	(458,309)	(666,995)
Interest expense - related party	(13,052)	(13,051)	(39,154)	(39,154)
Total other income (expense)	(163,675)	(224,326)	(488,961)	(691,829)

Net income (loss)	$162,734	$(98,955)	$(346,054)	$(905,331)

Basic and diluted (loss) income per common share	$0.01	$(0.00)	(0.01)	$(0.04)

Weighted average common shares outstanding	24,391,961	23,877,629	24,333,911	23,756,750

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2020	-	$-	23,696,310	$2,370	$24,593,485	$(18,722,552)	$5,873,303
Net loss	-	-	-	-	-	(502,284)	(502,284)
Balances, December 31, 2020	-	$-	23,696,310	$2,370	$24,593,485	$(19,224,836)	$5,371,019
Net loss						(304,092)	(304,092)
Balances, March 31, 2021	-	$-	23,696,310	$2,370	$24,593,485	$(19,528,928)	$5,066,927
Stock issued for warrants exercised	-	-	50,000	50	499,950	-	500,000
Net loss	-	-	-	-	-	(98,955)	(98,955)
Balances, June 30, 2021	-	$-	23,746,310	$2,420	$25,093,435	$(19,627,883)	$5,467,972

Balances, September 30, 2021	-	$-	24,196,310	$2,420	$25,093,435	$(19,585,445)	$5,510,410
Net loss	-	-	-	-	-	(533,028)	(533,028)
Stock issued for services	-	-	195,651	19	89,981	-	90,000
Extension of warrants	-	-	-	-	374,946	-	374,946
Balances, December 31, 2021	-	$-	24,391,961	$2,439	$25,558,362	$(20,118,473)	$5,442,328
Net income	-	-	-	-	-	24,240	24,240
Balances, March 31, 2022	-	$-	24,391,961	$2,439	$25,558,362	$(20,094,233)	$5,466,568
Net income	-	-	-	-	-	162,734	162,734
Balances, June 30, 2022	-	$-	24,391,961	$2,439	$25,558,362	$(19,931,499)	$5,629,302

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(346,054)	$(905,331)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	337,442	338,056
Amortization of right of use assets	51,216	50,631
Stock based compensation and warrants revaluation expense	374,946	-
Stock issued for services	90,000	-
Amortization of debt discount	77,929	226,797
Changes in operating assets and liabilities:
Tenant receivable - related party	(34,558)	(114,431)
Prepaid expenses	(56,805)	(34,655)
Accounts payable and accrued expenses	17,163	2,465
Operating lease liability	(7,746)	(7,160)
Accounts payable - related party	(15,000)	32,500
Interest payable	(3,058)	11,485
Interest payable - related party	4,446	(13,195)
Other payables	(5,428)	(10,394)
Net cash flows provided by (used in) operations	484,493	(423,232)

Cash flows from investing activities:
Additions to construction in progress	(222,312)	(34,678)
Payments received on notes receivable - related party	26,876	25,482
Net cash flows (used in) investing activities	(195,436)	(9,196)

Cash flows from financing activities:
Proceeds from note payable, net of financing costs	-	800,000
Proceeds from the exercise of warrants	-	500,000
Principal payments on notes payable	-	(153,000)
Net cash flows provided by financing activities	-	1,147,000

Net increase in cash, cash equivalents, and restricted cash	289,057	714,572

Cash, cash equivalents, and restricted cash at beginning of period	706,369	193,159

Cash, cash equivalents, and restricted cash at end of period	$995,426	$907,731

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$418,145	$481,062
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

AmeriCann, Inc. ("the Company", “we”, “our” or "the Issuer") was organized under the laws of the State of Delaware on June 25, 2010.

The Company designs, develops, leases and plans to operate state-of-the-art cannabis cultivation, processing and manufacturing facilities.

The Company's activities are subject to significant risks and uncertainties including the potential failure to secure funding to continue its operations.

Basis of Presentation

The (a) consolidated balance sheet as of September 30, 2021, which has been derived from audited financial statements, and (b) the unaudited financial statements as of and for the nine months ended June 30, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on December 6, 2021. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2021 as reported in the Form 10-K have been omitted.

Certain prior period amounts have been reclassified to conform with current period presentation. These reclassifications have no impact on net income or loss.

Significant Accounting Policies

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	June 30, 2022	September 30, 2021

Cash and cash equivalents	$985,459	$696,380
Restricted cash	9,967	9,989
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$995,426	$706,369

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

Property and Equipment, net

Property and equipment are stated at cost. Depreciation of property and equipment begins in the month following the month when the asset is placed into service and is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to twenty years. Property and equipment consist of:

	June 30, 2022	September 30, 2021

Buildings and improvements	$7,608,087	$7,608,087
Computer equipment	349,576	349,576
Furniture and equipment	2,764	2,764
Total	7,960,427	7,960,427
Accumulated depreciation	(1,235,985)	(898,543)
Propertyand equipment, net	$6,724,442	$7,061,884

Depreciation expenses for the nine months ended June 30, 2022 and June 30, 2021 amounted to $337,442 and $338,056, respectively.

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

NOTE 2. GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $19,931,499 and $19,585,445 at June 30, 2022 and September 30, 2021, respectively, and had a net loss of $346,054 for the nine months ended June 30, 2022. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management may raise additional funds through the sale of its securities or borrowings from third parties.

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

NOTE 3. NOTES AND OTHER RECEIVABLES

Notes and other receivables as of June 30, 2022 and September 30, 2021, consisted of the following:

	June 30, 2022	September 30, 2021

Related party note receivable from BASK, interest rate of 18.0%; monthly principal and interest payments of $4,422, maturing in 2023.	57,873	84,749

	57,873	84,749
Less: Current portion	(51,114)	(41,564)

	$6,759	$43,185

NOTE 4.  NOTES PAYABLE

Unrelated

On February 25, 2021, the Company borrowed $300,000 from an unrelated party. The loan was unsecured, had an interest at a rate of 11% and was due and payable on August 2, 2021. This loan was fully paid in July 2021.

On August 25, 2020, the Company borrowed $153,000 from an unrelated party. The loan was unsecured, had an interest rate of 10% per year and was due and payable on August 25, 2021.  In February 2021, the Company paid off the loan principal balance of $153,000 and paid a prepayment fee of $47,941. The Company incurred debt issuance costs of $3,000 which was recorded as a debt discount. Amortization expense related to the debt discount was $0 and $2,750 during the nine months ended June 30, 2022 and June 30, 2021, respectively.

On August 2, 2019 the Company secured a $4,000,000 investment from an unrelated third party in the form of a loan. The loan was evidenced by a note which bears interest at the rate of 11% per year, was due and payable on August 2, 2022 and is secured by a first lien on Building 1 at the Company’s Massachusetts Cannabis Center (“MCC”).

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

At June 30, 2022, the outstanding principal on this note was $4,500,000 and the unamortized debt discount was $191,577. All debt discounts are being amortized on a straight-line basis over the term of the modified note. Amortization expense related to the debt discounts was $77,929 and $224,047 for the nine months ended June 30, 2022 and 2021, respectively.

The note is secured by a first lien on Building 1 at the Company’s Massachusetts Cannabis Center (“MCC”).

February 2018 Convertible Note Offering

On February 12, 2018, the Company sold convertible notes in the principal amount of $810,000 to a group of accredited investors.  The notes are unsecured and bear interest at 8% per year.  At June30, 2022 and September 30, 2021, the outstanding principal on these notes was $150,000.  On October 12, 2020, this remaining note was extended to mature on June 30, 2022. On December 15, 2021, the remaining note was extended to mature on December 31, 2022.

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

The Company made principal payments on the note of $1,175,000 during the year ended September 30, 2021. Accrued interest on the note payable was $8,749 and $4,303 at June 30,, 2022 and September 30, 2021, respectively.

At June 30, 2022 and September 30, 2021, the outstanding principal on this note was $581,646.

During the year ended September 30, 2021, the Company also incurred $180,000 of consulting expenses with SCP of which $97,500 remained outstanding at September 30, 2021. During the nine months ended June 30, 2022, the Company incurred $135,000 of consulting expenses with SCP and paid $150,000. As of June 30, 2022, $82,500 remains outstanding.

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

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 into a new loan with payments over 5 years with 18% interest. At June 30, 2022 and September 30, 2021, the outstanding balance on the note receivable was $57,873 and $84,749, respectively.

On July 26, 2019, the Company entered into a 15-Year Triple Net lease of Building 1 of the MCC with BASK. The lease commenced on September 1, 2019 and includes an annual base rent of $135,000 and a revenue participation fee equivalent to 15% of BASK's gross revenues. As of June 30, 2022, the BASK tenant receivable balance was $293,412.

Tim Keogh, our Chief Executive Officer, was a Board Member of BASK between August 2013 and November 2021.

NOTE 6. INCOME/LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income (loss) attributable to common stockholders	$162,734	$(98,955)	$(346,054)	$(905,331)

Basic weighted average outstanding shares of common stock	24,391,961	23,877,629	24,333,911	23,756,750
Dilutive effects of common share equivalents	-	-	-	-
Dilutive weighted average outstanding shares of common stock	24,391,961	23,877,629	24,333,911	23,756,750

Basic and diluted net income (loss) per share of common stock	$0.01	$(0.00)	$(0.01)	$(0.04)

As of June 30, 2022 we excluded 1,700,000 of stock options, 7,666,650 of warrants and 100,000 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net income (loss) per share since the intrinsic value of these instruments was zero with the effect being anti-dilutive.

As of June 30, 2021 we excluded 1,850,000 of stock options, 8,226,650 of warrants and 100,000 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net income (loss) per share since the intrinsic value of these instruments was zero with the effect being anti-dilutive.

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

In August 2019, the Company completed the construction of Building 1 on the leased land and on September 1, 2019, BASK commenced its 15-year sublease of Building 1 which includes a base rent plus 15% of BASK’s gross revenues. This sublease income is recorded as Rental income - related party on the Company’s consolidated statements of operations.

As of June 30, 2022, the Company’s right-of-use assets were $6,795,260, the Company’s current maturities of operating lease liabilities were $11,064, and the Company’s noncurrent lease liabilities were $4,219,500. During the three months ended June 30, 2022, the Company had operating cash flows from operating leases of $288,125.

The table below presents lease related terms and discount rates as of June 30, 2022.

As of June 30,, 2022

Weighted average remaining lease term
Operating leases	44.25
Weighted average discount rate
Operating leases	7.9%

The reconciliation of the maturities of the operating leases to the lease liabilities recorded in the Consolidated Balance Sheet as of June 30, 2022 are as follows:

2022	85,376
2023	341,500
2024	341,500
2025	341,500
2026	341,500
Thereafter	13,660,001

Total lease payments	15,111,377
Less: Interest	(10,880,813)
$4,230,564
Less: operating lease liability, current portion	(11,064)
Operating lease liability, long term	$4,219,500

Office space

The Company leases its office space located at 1555 Blake St., Unit 502, Denver, CO 80202 for $2,500 per month with a lease term of less than 12 months.

Lease expense for office space was $22,500 for the nine months ended June 30, 2022 and 2021.

Aggregate rental expense under all leases totaled $354,905 and $322,095 for the nine months ended June 30, 2022 and 2021, respectively.

NOTE 8.  STOCKHOLDERS’ EQUITY

Common Stock. During the nine months ended June 30, 2022, the Company issued 195,651 shares of stock for services valued $90,000.

Stock Options. In December 2021, the Company extended the expiration date of some stock options and recorded an additional stock option-based compensation expense of $119,346 based on the fair value established using the Black Scholes option pricing model.

Stock option details are as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Exercisable at September 30, 2021	1,700,000	$1.94	3.5	$-
Outstanding as of June 30, 2022	1,700,000	$1.94	4.7	$-
Vested and expected to vest at June 30, 2022	1,700,000	$1.94	4.7	$-
Exercisable at June 30, 2022	1,700,000	$1.94	4.7	$-

Stock option-based compensation expense associated with stock options was $119,346 and $0 for the nine months ended June 30, 2022 and 2021, respectively.

Warrants. Warrant activity as of and for the nine months ended June 30, 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding as of September 30, 2021	7,666,650	1.21	0.80	$-
Expired	(3,640,000)	1.00
Outstanding as of June 30, 2022	4,026,650	1.40	1.40	$-
Exercisable at June 30, 2022	4,026,650	1.40	1.40	$-

NOTE 9. INCOME TAXES

We did not record any income tax expense or benefit for the nine months ended June 30, 2022 or 2020. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of June 30, 2022 and September 30, 2021.

As of June 30, 2022, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2021.

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

The increase in Operating Revenue for the quarter ending June 30, 2022 is result of increased cultivation yields and increases in the production and sale of manufactured goods from the Massachusetts Cannabis Center.

A summary of operational highlights included the following:

●	AmeriCann’s operating revenue for the quarter ended June 30, 2022, increased over 36% from the quarter ended June 30, 2021.

●

The manufacturing of cannabis-infused products, including the 1906 branded “Drops,” Howl’s Tincture, and Harpoon Extracts, has increased dramatically at the Massachusetts Cannabis Center. Sales of manufactured infused products are expected to be even stronger as continual increases in production and sales for 1906 “Drops” are realized.

●	The 1906 branded “Drops” has been the top-selling edible product in the Massachusetts market. Howl’s Tincture was the top-selling brand in the tincture category.

●

For the first five months of 2022, the total cannabis sales revenue for the Massachusetts market was $708 million, which was 16% greater than the first five months of 2021. The annualized revenue estimate based on the first five months of 2022 is approximately $1.7 billion. Experts believe the market will exceed $1.8 billion annually.

●	The total Massachusetts market has sold $3.2 billion since the inception of the Commonwealth’s regulated cannabis program

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

RESULTS OF OPERATIONS

Total Revenues

During the three months ended June 30, 2022 and 2021, we generated $797,734 and $584,546 in revenue, respectively. During the nine months ended June 30, 2022 and 2021, we generated $2,116,045 and $1,293,475 in revenue, respectively. The increase in revenues is due to higher rental revenue and participation fee revenues as a result of increased cultivation yields and increases in the production and sale of manufactured goods from the Massachusetts Cannabis Center.

Advertising and Marketing Expenses

Advertising and marketing expenses were $9,968 and $16,451 for the three months ended June 30, 2022 and 2021, respectively. During the nine months ended June 30, 2022 and 2021, the advertising and marketing expenses were $33,106 and $25,080, respectively. The increase is due to additional social media and marketing expenses in 2022.

Professional Fees

Professional fees were $71,226 and $71,335 for the three months ended June 30, 2022 and 2021, respectively. During the nine months ended June 30, 2022 and 2021, the professional fees were $282,462 and $253,607, respectively.

General and Administrative Expenses

General and administrative expenses were $378,131 and $363,888 for the three months ended June 30, 2022 and 2021, respectively. During the nine months ended June 30, 2022 and 2021, the general and administrative expenses were $1,623,620 and $1,202,439, respectively. The increase is primarily a result of an increase in stock option compensation.

Interest Income

Interest income was $1,822 and $4,392 for the three months ended June 30, 2022 and 2021, respectively.  During the nine months ended June 30, 2022 and 2021, the interest income was $8,502 and $14,320, respectively. The decrease is a result of a decline in the principal balance of the BASK note receivable.

Interest Expense

Interest expense was $152,445 and $215,667 for the three months ended June 30, 2022 and 2021, respectively. During the nine months ended June 30, 2022 and 2021, the interest expense was $458,309 and $666,995, respectively. The decrease is primarily attributable to amortization of debt discounts.

Net Operating Income/Loss

We had a net income of $162,734 and a net loss of $(98,955) for the three months ended June 30, 2022 and 2021, respectively. We had a net loss of $(346,054) and $(905,331) for the nine months ended June 30, 2022 and 2021, respectively. The increase in net income and decline in net loss is primarily due to higher revenues.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $19,931,499 and $19,585,445 at June 30, 2022 and September 30, 2021, respectively, and had a net loss of $(346,054) and $(905,331) for the nine months ended June 30, 2022 and 2021, respectively. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities.

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

Analysis of Cash Flows

During the nine months ended June 30, 2022, our net cash flows provided by operations were $484,493 as compared to net cash flows used in operations of $423,232 for the nine months ended June 30, 2021. The increase is primarily due to a decrease in our net loss during the nine months ended June 30, 2022.

Cash flows (used) provided by investing activities were $(195,436) and $(9,196) for the nine months ended June 30, 2022 and 2021, respectively, consisting of payments received on notes receivable offset by additions to construction in progress.

Cash flows provided by financing activities were $0 for the nine months ended June 30, 2022. Cash flows provided by financing activities were $1,147,000 for the nine months ended June 30, 2021, consisting of proceeds from note payable offset by principal payments on notes payable.

We do not have any firm commitments from any person to provide us with any additional capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2022, we did not have any off-balance sheet arrangements.

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICANN, INC.

Dated: August 15, 2022	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer