Form 10-K
period 2022-09-30
AmeriCann, Inc.
filed 2022-12-29
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).  Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2022, was approximately $7,942,000.

As of December 2, 2022, the registrant had 24,391,961 outstanding shares of common stock.

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

Plans for the MCC include the construction of sustainable greenhouse cultivation and processing facilities that will be leased to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana and Adult Use Programs

The Town of Freetown Planning Board has approved our site plan application for the MCC. The site plan application requested 977,000 square feet of infrastructure for cannabis cultivation, processing, testing and associated administration in Freetown's Industrial Park.

We are developing MCC in phases that will consist of three different building sites. The buildings have been approved for the following approximate sizes:

Building 1: 30,000 square feet

Building 2: 370,000 square feet

Building 3: 600,000 square feet.

Building 1 is a fully-constructed and operational, state-of-the-art greenhouse cultivation and product manufacturing facility.

On July 26, 2019 we entered into a Triple Net Lease for Building 1 with BASK, Inc. ("BASK"), a related party. Building 1, an Adult-Use and Medical cannabis cultivation and processing facility, is the first phase of the MCC. BASK commenced operations in Building 1 in February of 2020 and is licensed by the Massachusetts Cannabis Control Commission to cultivate, process and sell cannabis.

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

As of November 30, 2022, we had three full time employees, that being Timothy Keogh, our Chief Executive Officer, Benjamin Barton, Chief Financial Officer and our Office Manager.  As of November 30, 2022, Mr. Keogh was spending approximately 90% of his time on our business and Mr. Barton was spending approximately 95% of his time on our business.

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

Our common stock is quoted on the OTCQB under the trading symbol “ACAN”. Shown below is the range of high and low closing prices for our common stock as reported by the OTCQB for the periods presented:

Quarter Ended	High	Low

December 31, 2020	$1.37	$0.40
March 31, 2021	$1.90	$0.85
June 30, 2021	$1.40	$1.07
September 30, 2021	$1.16	$0.73

December 31, 2021	$0.74	$0.44
March 31, 2022	$0.74	$0.38
June 30, 2022	$0.55	$0.31
September 30, 2022	$0.45	$0.28

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

As of November 30, 2022, we had approximately 120 shareholders of record and 24,391,961 outstanding shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Select Quarterly Financial Information

Quarter Ended September 30, 2022 compared to the Quarter Ended September 30, 2021

The Company achieved four consecutive quarters of increased operating revenue, culminating in positive net income for the quarter ending September 2022. The Company had a significant increase in year-over-year revenue, increasing over 44% for the year ended September 30, 2022 relative to the year ended September 30, 2021, an increase of over $899,000.

The increase in financial performance is attributable to greater revenue received from products produced and manufactured at Building 1, the Company's initial development at its Massachusetts Cannabis Center in Freetown, Massachusetts.

AMERICANN, INC.
SELECTED QUARTERLY FINANCIAL DATA

	Quarters ended				Year ended
	December 31, 2021	March 31, 2022	June 30, 2022	September, 30 2022	September, 30 2022

Rental income	$243,681	$667,366	$797,734	$811,774	2,520,555
Rental income - related party	407,264	-	-	-	407,264
(Loss) income from operations	(368,619)	185,117	326,409	339,820	482,727
Net (loss) income	(533,028)	24,240	162,734	172,810	(173,244)

Basic and diluted (loss) income per common share	$(0.02)	$0.00	$0.01	$0.01	(0.01)

	Quarters ended				Year ended
	December 31, 2020	March 31, 2021	June 30, 2021	September, 30 2021	September 30, 2021

Rental income	$-	$-	$-	$-	-
Rental income - related party	271,585	437,344	584,546	735,076	2,028,551
Income (loss) from operations	(302,578)	(36,295)	125,371	257,795	44,293
Net (loss) income	(502,284)	(304,092)	(98,955)	42,438	(862,893)

Basic and diluted (loss) income per common share	(0.02)	(0.01)	$0.00	$0.00	(0.04)

Results of Operations

Year Ended September 30, 2022 compared to the Year Ended September 30, 2021

Total Revenues

During the year ended September 30, 2022, we generated $2,927,819 in revenue, as compared to $2,028,551 for the year ended September 30, 2021. The increase in revenue is due to an increase in revenue from Building 1 at the MCC.

Cost of Revenues

During the year ended September 30, 2022, we incurred $45,950 of costs of revenue, as compared to $38,149 for the year ended September 30, 2021. The increase in cost is due to increased building maintenance costs.

Advertising and Marketing Expenses

Advertising and marketing expenses were $37,731 for the year ended September 30, 2022, as compared to $42,417 for the year ended September 30, 2021. The decrease is due to a decrease in marketing costs.

Professional Fees

Professional fees were $343,829 for the year ended September 30, 2022, as compared to $311,288 for the year ended September 30, 2021. The increase in professional fees is primarily due an increase in legal, accounting and auditing and consulting fees.

General and Administrative Expenses

General and administrative expenses were $2,017,582 for the year ended September 30, 2022, as compared to $1,592,404 for the year ended September 30, 2021.  The increase is primarily a result of an increase in stock compensation costs.

Interest Income

Interest income was $11,504 for the year ended September 30, 2022, as compared to $18,305 for the year ended September 30, 2021.

Interest Expense

Interest expense was $667,475 for the year ended September 30, 2022, as compared to $925,491 for the year ended September 30, 2021. The decrease is primarily attributable to a reduction of interest bearing debt.

Net Loss

We had a net loss of $173,244 for the year ended September 30, 2022, as compared to a net loss of $862,893 for the year ended September 30, 2021. The decrease in net loss is primarily the result an increase in revenues partially offset by an increase in stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Loans

On August 2, 2019 we secured a $4,000,000 loan from an unrelated third party. The loan was evidenced by a note which bears interest at the rate of 11% per year. On December 4, 2020, the loan was increased by $500,000 and the maturity date was extended from August 2, 2022 to August 1, 2023. The loan is secured by a first lien on Building 1 at the MCC.

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

Sale of Common Stock and Warrants

Currently the company has 4,026,650 warrants issued and outstanding with exercise prices ranging from $1.00 to $1.50 and expiration dates ranging from October 17, 2022 to December 31, 2024 associated with transactions prior to October 1, 2019.

During the year ended September 30, 2022, we issued 195,651 shares of stock for services valued $90,000.

During the year ended September 30, 2021, we did not issue any stock for services.

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

Analysis of Cash Flows

During the year ended September 30, 2022, cash flows provided in operations were $848,738 as compared to net cash flows used in operations of $275,153 for the year ended September 30, 2021. The increase is primarily due to an increase in net income and timing of working capital payments.

Cash flows used in investing activities were $204,013 for the year ended September 30, 2022, consisting primarily of additions to construction in progress. Cash flows used in investing activities was $58,637 for the year ended September 30, 2021, consisting primarily of additions construction in progress.

Cash flows provided by financing activities were $0 for the year ended September 30, 2022. Cash flows provided by financing activities was $847,000 for the year ended September 30, 2021, consisting primarily of proceeds from note payable and the exercise of warrants, partially offset by payments on notes payable.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $19,758,689 and $19,585,445 at September 30, 2022 and 2021, respectively, and had a net loss of $173,244 for the year ended September 30, 2022.

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

Trends

The factors that will most significantly affect our future operating results, liquidity and capital resources will be:

●	Government regulation of the cannabis industry;
●	Revision of Federal banking regulations for the cannabis industry; and
●	Legalization of the use of cannabis for medical or recreational use in other states.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions made by management are valuation of equity instruments, deferred tax asset valuation and allowance and collectability of accounts receivable and long-lived assets. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the consolidated financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2022 and 2021, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

For federal tax purposes, our 2019 through 2021 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Concentration of Credit Risks and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, notes receivables, deposits, and tenant receivables. We place our cash with high credit quality financial institutions. As of September 30, 2022, we had outstanding notes receivable of $43,185 and a tenant receivable of $251,462 with a customer, previously a related party.

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

Derivative Liabilities

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each consolidated balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. We determined that none of our financial instruments meet the criteria for derivative accounting as of September 30, 2022 and 2021.

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

Long-lived assets

Our long-lived assets consist of property and equipment and are reviewed for impairment in accordance with the guidance of the Topic ASC Topic 360, Property, Plant, and Equipment. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairment losses recognized for the years ended September 30, 2022 and 2021.

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

Revenue Recognition

Property lease revenue is earned through annual leases for facilities used in agricultural/manufacturing activities and the Company records revenues on a straight-line basis over the term of these leases.  Property lease revenues from these sources are recurring on an annual basis.  Unearned property lease revenues were $0 at both September 30, 2022 and 2021.

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

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Shares issuable upon the exercise of equity instruments such as warrants and options were not included in the loss per share calculations for 2022 and 2021 because the inclusion would have been anti-dilutive.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2022, we did not have any off-consolidated balance sheet arrangements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Attached.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective for the same reasons that our internal control over financial reporting was not adequate.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley Act, Section 404.A. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2022. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework, published in 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2022 at the reasonable assurance level, as a result of material weaknesses related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP, limited or no segregation of duties, and lack of independent directors. As a result, we did not adequately document or test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis. In addition, we did not properly evaluate the accounting and valuation for certain equity instruments. While management has reviewed the consolidated financial statements and underlying information included in this Annual Report on Form 10-K in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects, the material weaknesses that existed in fiscal 2022 could have led to an error in the original accounting of the estimated fair market value of certain equity instruments.

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

While we have not yet remediated these material weaknesses, we will continue our remediation efforts during fiscal 2023.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Timothy Keogh	43	Chief Executive Officer and a Director
Benjamin J. Barton	58	Chief Financial and Accounting Officer and a Director
J. Tyler Opel	34	Director

The following is a brief summary of the background of each officer and director including their principal occupations during the past several years.  All directors will serve until their successors are elected and qualified or until they are removed.

Timothy Keogh was appointed our Chief Executive Officer and a director on March 25, 2014. As our Chief Executive Officer, Mr. Keogh has developed sustainable practices and traditional horticultural approaches to the production of cannabis to benefit patients and adults (21+) in regulated markets. Prior to joining AmeriCann, Mr. Keogh was the Chief Executive Officer and a director of Bask, Inc (f/k/a Coastal Compassion, Inc.), a non-profit corporation that has entered the medical marijuana business in Massachusetts. BASKS’s efforts began in September of 2012 and was formalized under Massachusetts G.L. Chapter 180 in August of 2013.  Under the direction of Mr. Keogh, Bask, Inc. received a limited number Final Certificates for cultivation, processing and dispensing medical cannabis in Massachusetts.

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

Our Board of Directors does not have standing audit, nominating or compensation committees, committees performing similar functions, or charters for such committees. Instead, the functions that might be delegated to such committees are carried out by our Board of Directors, to the extent required. Our Board of Directors believes that these committees are not needed since we only have three directors.

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

Security holder communications not sent to the Board of Directors as a whole or to specified board members will not be relayed to other board members.

The Company’s directors received the following compensation during the years ended September 30, 2022 and September 30, 2021:

			Stock Awards	Options Awards	All Other
	Name	Paid in Cash	(1)	(2)	Compensation
2022
	Timothy Keogh	$-	$30,000	$-	$-
	Benjamin J. Barton	$-	$30,000	$-	$-
	J. Tyler Opel	$-	$30,000	$-	$-
2021
	Timothy Keogh	$-	$-	$-	$-
	Benjamin J. Barton	$-	$-	$-	$-
	J. Tyler Opel	$-	$-	$-	$-

(1)	The fair value of stock issued for services computed on the date of grant.

(2)	The fair value of options granted computed on the date of grant.

ITEM 11.	EXECUTIVE COMPENSATION.

During the years ended September 30, 2022 and 2021 the following amounts were earned by our officers:

Name	Year	Salary	Bonus	Stock Awards (1)		Options Awards	All Other Compensation (2)	Total

Timothy Keogh	2022	$180,000	$-	$30,000		$-	$-	$210,000
Chief Executive Officer	2021	$180,000	$-		$-	$-	$-	$180,000

Benjamin J. Barton	2022	$-	$-	$30,000		$-	$180,000	$210,000
Chief Financial Officer	2021	$-	$-	$-		$-	$180,000	$180,000

(1)	The value of all stock awarded during the periods covered by the table calculated according to ASC 718-10-30-3, which represented the grant date fair value.

(2)	Consulting fees paid to Strategic Capital Partners, LLC, an entity controlled by Mr. Barton.

The following shows the amounts we expect to pay to our officers during the year ended September 30, 2023 and the amount of time these persons expect to devote to our business.

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

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company’s Stock Incentive Plan as of September 30, 2022, the Company’s recently completed fiscal year:

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

The following shows certain information as of November 29, 2022 concerning the stock options and stock bonuses granted pursuant to the Stock Incentive Plan. Each option represents the right to purchase one share of our common stock.

Total Shares Reserved Under the Plan	Shares Reserved for Outstanding Options	Shares Issued As Stock Bonus	Remaining Options/Shares Under the Plan

2,500,000	1,850,000	-	650,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the ownership, as of November 30, 2022, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group.  Each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned (2)	Percentage of Outstanding shares

Timothy Keogh	1,365,625	5.6%
Benjamin J. Barton	160,625	0.7%
J. Tyler Opel	160,625	0.7%
Strategic Capital Partners, LLC (1)	8,966,665	36.8%

All officers and directors as a group (three persons)	10,653,540	43.8%

(1)	Strategic Capital Partners, LLC, is controlled by Mr. Barton.
(2)	Does not include shares issuable upon the exercise of the warrants and options listed below, all of which were exercisable as of November 30, 2022.

Name	Date of Issuance	Shares upon exercise of warrants or options	Exercise Price	Expiration Date
Strategic Capital Partners, LLC (1)	9/30/2019	1,500,000	$1.25	12/31/2024

Timothy Keogh	9/30/2019	300,000	$1.50	8/2/2024
	9/30/2020	250,000	$1.50	9/30/2025
	9/30/2020	250,000	$3.00	9/30/2025

Ben Barton	9/30/2019	300,000	$1.50	8/2/2024
	9/30/2020	250,000	$1.50	9/30/2025
	9/30/2020	250,000	$3.00	9/30/2025

(1)	Strategic Capital Partners, LLC, is controlled by Mr. Barton.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 30, 2019, we amended and modified two notes payable due to Strategic Capital Partners, LLC a company controlled by Benjamin J. Barton, one of our officers and directors with balances of $1,000,000 and $756,646, into one note, in the principal amount of $1,756,646, bearing interest of 9% per year and maturing on December 31, 2022.  Additionally, the conversion option in the first note was eliminated.  As additional consideration for the modification of the notes we issued SCP warrants to purchase 1,500,000 shares of our common stock.  The warrants are exercisable at a price of $1.25 per share at any time on or before December 31, 2024.

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

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 into a new loan with payments over 5 years with 18% interest. As of September 30, 2022, the outstanding loan balance was $43,185.

BASK has entered into a 15-Year NNN lease of Building 1 of the MCC. The lease commenced on September 1, 2019 and includes a base rent and a revenue participation fee. As of September 30, 2022, the BASK tenant receivable balance was $251,462.

Tim Keogh, our Chief Executive Officer, was a Board Member of BASK between August 2013 and November 2021.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

For the years ended September 30, 2022 and 2021, MaloneBailey, LLP served as our independent registered public accounting firm.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by our independent accountants for the audit of our annual consolidated financial statements for the years ended September 30, 2022 and 2021, and the aggregate fees paid or accrued for audit-related services and all other services rendered by our independent accountants for those years.

	Year Ended September 30,
	2022	2021

Audit fees	$67,000	$53,500
Tax fees	-	-
Other	-	-
Total	$67,000	$53,500

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AmeriCann, Inc.

Denver, CO

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmeriCann, Inc and its subsidiaries (collectively, the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

December 29, 2022

AMERICANN, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2022	September 30, 2021

Assets
Current Assets:
Cash and cash equivalents	$1,341,127	$696,380
Restricted cash	9,967	9,989
Tenant receivable	251,462	-
Tenant receivable - related party	-	258,854
Prepaid expenses and other current assets	62,766	12,970
Current portion of note receivable	43,185	-
Current portion of note receivable - related party	-	41,564
Total current assets	1,708,507	1,019,757

Construction in progress	338,977	93,400
Property and Equipment, net	6,611,961	7,061,884
Operating lease - right-of-use asset	6,778,085	6,846,476
Note receivable - related party	-	43,185
Total assets	$15,437,530	$15,064,702

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$193,170	$190,020
Accounts payable - related party	82,500	97,500
Interest payable (including $4,303 and $4,303 to related parties)	53,964	54,194
Other payables	8,612	12,128
Operating lease liability, short term	11,283	10,432
Notes payable	150,000	150,000
Total current liabilities	499,529	514,274

Notes payable (net of unamortized discounts of $162,353 and $269,506)	4,337,647	4,230,494
Notes payable - related party	581,646	581,646
Operating lease liability, long term	4,216,596	4,227,878

Total liabilities	9,635,418	9,554,292

Commitments and contingencies - see Note 10

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,391,961 and 24,196,310 shares issued and outstanding as of September 30, 2022 and 2021, respectively	2,439	2,420
Additional paid in capital	25,558,362	25,093,435
Accumulated deficit	(19,758,689)	(19,585,445)
Total stockholders' equity	5,802,112	5,510,410

Total liabilities and stockholders' equity	$15,437,530	$15,064,702

See accompanying notes to consolidated financial statements.

AMERICANN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2022	2021

Rental income	$2,520,555	$-
Rental income - related party	407,264	2,028,551
Cost of revenues	45,950	38,149
Gross profit	2,881,869	1,990,402

Operating expenses:
Advertising and marketing	37,731	42,417
Professional fees	343,829	311,288
General and administrative expenses	2,017,582	1,592,404
Total operating expenses	2,399,142	1,946,109

Income from operations	482,727	44,293

Other income (expense):
Interest income	11,504	18,305
Interest expense	(615,127)	(873,143)
Interest expense - related party	(52,348)	(52,348)
Total other income (expense)	(655,971)	(907,186)

Net loss	$(173,244)	$(862,893)

Basic and diluted (loss) income per common share	$(0.01)	$(0.04)

Weighted average common shares outstanding	24,333,911	23,867,543

See accompanying notes to consolidated financial statements.

AMERICANN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2020	-	$-	23,696,310	2,370	24,593,485	(18,722,552)	5,873,303
Stock issued for warrants exercised, net	-	-	500,000	50	499,950	-	500,000
Net loss	-	-	-	-	-	(862,893)	(862,893)
Balances, September 30, 2021	-	$-	24,196,310	2,420	25,093,435	(19,585,445)	5,510,410
Stock issued for services	-	-	195,651	19	89,981	-	90,000
Extension of warrants	-	-	-	-	374,946	-	374,946
Net loss	-	-	-	-	-	(173,244)	(173,244)
Balances, September 30, 2022	-	$-	24,391,961	2,439	25,558,362	(19,758,689)	5,802,112

See accompanying notes to consolidated financial statements.

AMERICANN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(173,244)	$(862,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	449,923	450,537
Amortization of right of use assets	68,391	67,604
Stock based compensation and warrants revaluation expense	374,946	-
Stock issued for services	90,000	-
Amortization of debt discount	107,153	304,727
Changes in operating assets and liabilities:
Tenant receivable	258,854	-
Tenant receivable - related party	(251,462)	(134,237)
Prepaid expenses	(49,796)	(10,470)
Accounts payable and accrued expenses	3,150	(86,135)
Operating lease liability	(10,431)	(9,642)
Accounts payable - related party	(15,000)	32,500
Interest payable	(230)	3,242
Interest payable - related party	-	(21,943)
Other payables	(3,516)	(8,443)
Net cash flows provided by (used in) operations	848,738	(275,153)

Cash flows from investing activities:
Additions to construction in progress	(245,577)	(93,400)
Payments received on notes receivable - related party	41,564	34,763
Net cash flows (used in) investing activities	(204,013)	(58,637)

Cash flows from financing activities:
Proceeds from note payable, net of financing costs	-	800,000
Proceeds from the exercise of warrants	-	500,000
Principal payments on notes payable	-	(453,000)
Net cash flows provided by financing activities	-	847,000

Net increase in cash, cash equivalents, and restricted cash	644,725	513,210

Cash, cash equivalents, and restricted cash at beginning of period	706,369	193,159

Cash, cash equivalents, and restricted cash at end of period	$1,351,094	$706,369

	$-

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$563,799	$639,466
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements.

AMERICANN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions made by management are valuation of equity instruments, deferred tax asset valuation and allowance and collectability of accounts receivable and long-lived assets. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

For federal tax purposes, our 2019 through 2021 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Concentration of Credit Risks and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, notes receivable, deposits tenant receivables and notes receivable. We place our cash with high credit quality financial institutions. As of September 30, 2022 and 2021, we had outstanding notes receivable of $43,185 and $84,749, respectively and tenant receivables of $251,462 and $258,854, respectively, with BASK, Inc. ("BASK"), a related party.

For the year ended September 30, 2022, all of the Company’s revenue was earned from one customer, BASK (which was a related party prior to December 2021, see Note 6).

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

Derivative Liabilities

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each consolidated balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. We determined that none of our financial instruments meet the criteria for derivative accounting as of September 30, 2022 and 2021.

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

Long-Lived Assets

Our long-lived assets consisted of property, plant and equipment and are reviewed for impairment in accordance with the guidance of the Topic ASC Topic 360, Property, Plant, and Equipment. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairment losses recognized for the years ended September 30, 2022 and 2021.

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

	September 30, 2022	September 30, 2021

Buildings and improvements	$7,608,087	$7,608,087
Computer equipment	349,576	349,576
Furniture and equipment	2,764	2,764
Total	7,960,427	7,960,427
Accumulated depreciation	(1,348,466)	(898,543)
Property and equipment, net	$6,611,961	$7,061,884

Depreciation expense for the years ended September 30, 2022 and 2021 amounted to $449,923 and $450,537, respectively.

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

Property lease revenue is earned through annual leases for facilities used in agricultural/manufacturing activities and the Company records revenues on a straight-line basis over the term of these leases.  Property lease revenues from these sources are recurring on an annual basis.  Unearned property lease revenues were $0 at both September 30, 2022 and 2021. The Company also receives a revenue participation fee which is considered a variable payment and thus is recorded in the period earned in accordance with ASC 842.

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

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Shares issuable upon the exercise of equity instruments such as warrants and options were not included in the loss per share calculations for 2022 and 2021because the inclusion would have been anti-dilutive.

Recently Issued Accounting Pronouncements

During the year ended September 30, 2022, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

NOTE 2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $19,758,689 and $19,585,445 at September 30, 2022 and 2021, respectively, and had a net loss of $173,244 and 862,893 for the years ended September 30, 2022 and 2021, respectively. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	September 30, 2022	September 30, 2021

Cash and cash equivalents	$1,341,127	$696,380
Restricted cash	9,967	9,989
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$1,351,094	$706,369

Amounts included in restricted cash represent those required to be set aside by the Cannabis Control Commission in Massachusetts as well as by a contractual agreement with a lender for the payment of specific construction related expenditures as part of the Company’s property development in Massachusetts.

NOTE 4.	NOTES RECEIVABLE

Notes and other receivables as of September 30, 2022 and 2021, consisted of the following:

	September 30, 2022	September 30, 2021
Note receivable from BASK (related party at September 30, 2021), interest rate of 18.0%; monthly principal and interest payments of $4,422, maturing in 2023.	43,185	84,749

	43,185	84,749
Less: Current portion	(43,185)	(41,564)

	$-	$43,185

NOTE 5.	NOTES PAYABLE

Unrelated

On February 25, 2021, the Company borrowed $300,000 from an unrelated party. The loan was unsecured, bore interest at a rate of 11% and was due and payable on August 2, 2021. This loan was fully paid in July 2021.

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

On August 2, 2019 the Company secured a $4,000,000 investment from an unrelated third party in the form of a loan. The loan was evidenced by a note which bears interest at the rate of 11% per year, was originally due and payable on August 2, 2022 and is secured by a first lien on Building 1 at the Massachusetts Cannabis Center (“MCC”).

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

At September 30, 2022, the outstanding principal on this note was $4,500,000 and the unamortized debt discount was $165,600. All debt discounts are being amortized on a straight-line basis over the terms of the note. Amortization expense related to the debt discounts was $103,906 and $301,977 for the years ended September 30, 2022 and 2021, respectively.

February 2018 Convertible Note Offering

On February 12, 2018 the Company sold convertible notes in the principal amount of $810,000 to a group of accredited investors. The notes are unsecured and bear interest at 8% per year. At September 30, 2022 and September 30, 2021, the outstanding principal on these notes was $150,000. On October 12, 2020, the remaining note was extended to mature on June 30, 2022. On December 15, 2021, the remaining note was extended to mature on December 31, 2022.

Related Party

SCP. On September 30, 2019, we entered into an amended note with Strategic Capital Partners, LLC (“SCP”), in the principal amount of $1,756,646, bearing interest of 9% per year and maturing on December 31, 2022. During the year ended September 30, 2022, the maturity of the note was extended to December 31, 2023.

Accrued interest on the note was $4,303 at September 30, 2022 and September 30, 2021, respectively.

At September 30, 2022 and 2021, the outstanding principal on this note was $581,646.

During the year ended September 30, 2022, the Company incurred $180,000 of consulting expenses with SCP and paid $195,000. As of September 30, 2022, $82,500 remains unpaid. During the year ended September 30, 2021, the Company incurred $180,000 of consulting expenses with SCP of which $97,500 remained outstanding at September 30, 2021.

SCP is controlled by Benjamin J. Bardon, one of our officers and directors and principal shareholders.

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

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 and setup a new loan with payments over 5 years with 18% interest. At September 30, 2022 and 2021, the outstanding balance on the note receivable was $43,185 and $84,749, respectively.

On July 26, 2019, the Company entered into a 15-Year Triple Net lease of Building 1 of the MCC with BASK. The lease commenced on September 1, 2019 and includes an annual base rent of $135,000 and a revenue participation fee equivalent to 15% of BASK's gross revenues. As of September 30, 2022, the BASK tenant receivable balance was $251,462.

Tim Keogh, our Chief Executive Officer, was a Board Member of BASK between August 2013 and November 2021.

NOTE 7.	LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended
	September 30,
	2022	2021

Net loss attributable to common stockholders	$(173,244)	$(862,893)

Basic weighted average outstanding shares of common stock	24,333,911	23,867,543
Dilutive effects of common share equivalents	-	-
Dilutive weighted average outstanding shares of common stock	24,333,911	23,867,543

Basic and diluted net loss income per share of common stock	$(0.01)	$(0.04)

As of September 30, 2022, we have excluded 1,700,000 of stock options and 4,026,650 of warrants and 100,000 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net loss per share since the effects are anti-dilutive. As of September 30, 2021, we have excluded 1,700,000 of stock options and 7,666,650 of warrants and 100,000 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net loss per share since the effects are anti-dilutive.

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

The components of the deferred income tax assets and liabilities arising under ASC Topic 740 were as follows:

	September 30,
	2022	2021

Deferred tax assets	$2,651,840	$3,586,062
Deferred tax liabilities	-	-
Valuation allowance	(2,651,840)	(3,586,062)

Net deferred tax assets/(liabilities)	-	-

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	September 30,
	2022		2021
	Temporary Difference	Tax Effect	Temporary Difference	Tax Effect

Deferred tax assets
Net operating loss	$173,244	$53,550	$862,893	$266,720
Tax impact true up	-	-	-	-
Other temporary differences	(721,657)	$(223,064)	(507,485)	$(156,864)
Net deferred tax assets	(548,413)	(169,514)	355,408	109,856
Valuation allowance	548,413	169,514	(355,408)	(109,856)
Total deferred tax asset	-	-	-	-

Deferred tax liabilities
Total deferred liability	-	-	-	-
Total net deferred tax asset	$-	$-	$-	$-

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At September 30, 2022 and September 30, 2021, the Company had approximately $11,383,482 and 11,919,934 respectively, in unused federal net operating loss carryforwards, which will begin to expire principally in the year 2035. A deferred tax (liability)/asset at each date of approximately $(169,514) and $109,856 resulting from the loss carryforwards and other temporary differences has been offset by a 100% valuation allowance. The change in the valuation allowance for the years ended September 30, 2022 and September 30, 2021 was approximately $ (92,833) and $(747,096).

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	September 30,
	2022	2021

U.S. Federal statutory graduated rate	21.00%	21.00%
State income tax rate, net of federal benefit	9.91%	9.91%
Total rate	30.91%	30.91%

Less: Net operating loss for which no benefit is currently available	(30.91)%	(30.91)%

Net effective rate	0.00%	0.00%

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are September 30, 2019, 2020, and 2021. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

We recorded a valuation allowance against all of our deferred tax assets as of both September 30, 2022, and September 30, 2021. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the near future, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance

NOTE 9.	EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock. No preferred shares were outstanding at September 30, 2022 and 2021.

Common Stock

During the year ended September 30, 2022, we issued 195,651 shares of stock for services valued $90,000.

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

Options Issuances in 2022

The Company did not issue any options during the year ended September 30, 2022.

Options Issuances in 2021

The Company did not issue any options during the year ended September 30, 2021.

The following table shows the stock option activity for the years ended September 30, 2022 and 2021:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Exercisable at September 30, 2021	1,700,000	$1.94	3.5	$-
Outstanding as of September 30, 2022	1,700,000	$1.94	4.7	$-
Vested and expected to vest at September 30, 2022	1,700,000	$1.94	4.7	$-
Exercisable at September 30, 2022	1,700,000	$1.94	4.7	$-

Stock based compensation expense related to the options was $0 for the years ended September 30, 2022 and 2021. At September 30, 2022, unrecognized stock-based compensation associated with stock options amounted to $0. During the years ended September 30, 2022 and 2021, we received proceeds of $0 from stock option exercises.

Warrants

Warrant Issuances in 2022

The Company did not issue any warrants during the year ended September 30, 2022.

Warrant Issuances in 2021

The Company did not issue any warrants during the year ended September 30, 2021.

The following table shows the warrant activity for the years ended September 30, 2022 and 2021:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding as of September 30, 2021	7,666,650	1.21	0.80	$-
Expired	(3,640,000)	1.00
Outstanding as of September 30, 2022	4,026,650	1.40	1.20	$-
Exercisable at September 30, 2022	4,026,650	1.40	1.20	$-

NOTE 10.	COMMITMENTS AND CONTINGENCIES

Operating Leases

Land

On October 17, 2016, the Company closed on the acquisition of the 52.6-acre parcel of undeveloped land in Freetown, Massachusetts. The property is located approximately 47 miles southeast of Boston. The Company is developing the property as the MCC. Plans for the property may include the construction of sustainable greenhouse cultivation and processing facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program.

As part of a simultaneous transaction, the Company assigned the property rights to Massachusetts Medical Properties, LLC (“MMP”) for a nominal fee and entered a lease agreement pursuant to which MMP agreed to lease the property to the Company for an initial term of fifty (50) years. We have the option to extend the term of the lease for four (4) additional ten (10) year periods. The lease is a triple net lease, with the Company paying all real estate taxes, repairs, maintenance and insurance.

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

The Company completed the construction of Building 1 on the leased land and on September 1, 2019, BASK, commenced its 15-year sublease of Building 1 which includes a base rent plus 15% of BASK’s gross revenues. This sublease income is recorded as Rental income and Rental income – related party through November 2021 and as Rental income between December 2021 and through September 2022 on the Company’s consolidated statements of operations.

As of September 30, 2022, the Company’s right-of-use assets were $6,778,085, the Company’s current maturities of operating lease liabilities were $11,283, and the Company’s noncurrent lease liabilities were $4,216,596. During the year ended September 30, 2022, the Company had operating cash flows from operating leases of $341,450.

The table below presents lease related terms and discount rates as of September 30, 2021.

As of September 30, 2022

Weighted average remaining lease term
Operating leases	44.00
Weighted average discount rate
Operating leases	7.9%

The reconciliation of the maturities of the operating leases to the lease liabilities recorded in the Consolidated Balance Sheet as of September 30, 2022 are as follows:

2023	341,500
2024	341,500
2025	341,500
2026	341,500
2027	341,500
Thereafter	13,318,502

Total lease payments	15,026,002
Less: Interest	(10,798,123)
$4,227,879

Less: operating lease liability, current portion	(11,283)
Operating lease liability, long term	$4,216,596

Office space

The Company leases its office space located at 1555 Blake St., Unit 502, Denver, CO 80202 for $2,500 per month with a lease term of less than 12 months.

Lease expense for office space was $30,000 for the years ended September 30, 2022 and 2021.

Aggregate rental expense under all leases totaled $475,249 and $429,459 for the years ended September 30, 2022 and 2021, respectively.

NOTE 11.	SUBSEQUENT EVENTS

On October 5, 2022, the Company paid $159,140 to fully repay the $150,000 February 2018 Convertible Note due to an unrelated party, including $9,140 of interest.

In October 2022, 1,708,333 of warrants with a price of $1.50 expired.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of December, 2022.

AMERICANN, INC.

By:	/s/ Timothy Keogh
Timothy Keogh, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Keogh
Timothy Keogh	Chief Executive Officer and a Director	December 29, 2022

/s/ Benjamin J. Barton
Benjamin J. Barton	Chief Financial and Accounting Officer and a Director	December 29, 2022

/s/ J. Tyler Opel
J. Tyler Opel	Director	December 29, 2022