Form 10-Q
period 2022-12-31
AmeriCann, Inc.
filed 2023-02-14
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 000-54231

AMERICANN, INC

(Exact name of registrant as specified in its charter)

Colorado	27-4336843
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1555 Blake Street, Unit 502 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

(303) 862-9000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by a checkmark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 26, 2023, the registrant had 24,391,961 shares of common stock outstanding.

AMERICANN, INC.

FORM 10-Q

TABLE OF CONTENTS

		PAGE NO.
PART I FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:
	Consolidated Balance Sheets as of December 31, 2022 and September 30, 2022	3
	Consolidated Statements of Operations for the Three Months Ended December 31, 2022 and 2021	4
	Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended December 31, 2022 and 2021	5
	Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2022 and 2021	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4.	Controls and Procedures	18

PART II OTHER INFORMATION

Item 6.	Exhibits	19

SIGNATURES		20

PART I:  FINANCIAL INFORMATION

ITEM 1.      UNAUDITED FINANCIAL STATEMENTS

AMERICANN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2022	September 30, 2022

Assets
Current Assets:
Cash and cash equivalents	$1,273,317	$1,341,127
Restricted cash	9,967	9,967
Tenant receivable	242,550	251,462
Prepaid expenses and other current assets	3,333	62,766
Note receivable	31,581	43,185
Total current assets	1,560,748	1,708,507

Construction in progress	379,661	338,977
Property and Equipment, net	6,499,480	6,611,961
Operating lease - right-of-use asset	6,760,857	6,778,085
Total assets	$15,200,746	$15,437,530

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$129,842	$193,170
Accounts payable - related party	-	82,500
Interest payable (including $4,446 and $4,303 to related parties)	46,488	53,964
Other payables	6,420	8,612
Operating lease liability, short term	11,507	11,283
Notes payable (net of unamortized discounts of $113,647 and $162,353)	4,386,353	4,337,647
Notes payable	-	150,000
Total current liabilities	4,580,610	4,837,176

Notes payable - related party	581,646	581,646
Operating lease liability, long term	4,213,633	4,216,596

Total liabilities	9,375,889	9,635,418

Commitments and contingencies - see Note 7

Stockholders' Equity:

Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,391,961 shares issued and outstanding as of December 31, 2022 and September 30, 2022	2,439	2,439
Additional paid in capital	25,558,362	25,558,362
Accumulated deficit	(19,735,944)	(19,758,689)
Total stockholders' equity	5,824,857	5,802,112

Total liabilities and stockholders' equity	$15,200,746	$15,437,530

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months Ended December 31,
	2022	2021

Rental income	$734,766	$243,681
Rental income - related party	-	407,264
Cost of revenues	13,615	11,450
Gross profit	721,151	639,495

Operating expenses:
Advertising and marketing	1,418	12,967
Professional fees	120,513	125,059
General and administrative expenses	391,306	870,088
Total operating expenses	513,237	1,008,114

Income (loss) from operations	207,914	(368,619)

Other income (expense):
Interest income	1,663	3,561
Interest expense	(186,832)	(154,775)
Interest expense - related party	-	(13,195)
Total other income (expense)	(185,169)	$(164,409)

Net income (loss)	$22,745	$(533,028)

Basic and diluted income (loss) per common share	$0.00	$(0.02)

Weighted average common shares outstanding	24,391,961	24,219,703

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2021	-	$-	23,696,310	$2,420	$25,093,435	$(19,585,445)	$5,510,410
Net loss	-	-	-	-	-	(533,028)	(533,028)
Stock issued for services	-	-	195,651	19	89,981	-	90,000
Extension of warrants	-	-	-	-	374,946	-	374,946
Balances, December 31, 2021	-	$-	23,891,961	$2,439	$25,558,362	$(20,118,473)	$5,442,328

Balances, September 30, 2022	-	$-	24,391,961	$2,439	$25,558,362	$(19,758,689)	$5,802,112
Net income	-	-	-	-	-	22,745	22,745
Balances, December 31, 2022	-	$-	24,391,961	$2,439	$25,558,362	$(19,735,944)	$5,824,857

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December
	2022	2021
Cash flows from operating activities:
Net income (loss)	$22,745	$(533,028)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	112,481	112,481
Amortization of right of use assets	17,228	17,021
Stock based compensation and warrants revaluation expense	-	374,946
Stock issued for services	-	90,000
Amortization of debt discount	48,706	25,976
Changes in operating assets and liabilities:
Tenant receivable	8,912	-
Tenant receivable - related party	-	22,985
Prepaid expenses	59,433	12,735
Accounts payable and accrued expenses	(63,328)	25,433
Operating lease liability	(2,739)	(2,531)
Accounts payable - related party	(82,500)	(30,000)
Interest payable	(7,476)	4,414
Interest payable - related party	-	13,194
Other payables	(2,192)	(8,297)
Net cash flows provided by operations	111,270	125,329

Cash flows from investing activities:
Additions to construction in progress	(40,684)	(90,492)
Payments received on notes receivable	11,604	9,706
Net cash flows (used in) investing activities	(29,080)	(80,786)

Cash flows from financing activities:
Principal payments on notes payable	(150,000)	-
Net cash flows (used in) financing activities	(150,000)	-

Net change in cash, cash equivalents, and restricted cash	(67,810)	44,543

Cash, cash equivalents, and restricted cash at beginning of period	1,351,094	706,369

Cash, cash equivalents, and restricted cash at end of period	$1,283,284	$750,912

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$145,602	$124,386

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

AmeriCann, Inc. ("the Company", “we”, “our” or "the Issuer") was organized under the laws of the State of Delaware on June 25, 2010. The Company changed its corporate domicile to Colorado in 2022.

The Company designs, develops, leases and plans to operate state-of-the-art cannabis cultivation, processing and manufacturing facilities.

The Company's activities are subject to significant risks and uncertainties including the potential failure to secure funding to continue its operations.

Basis of Presentation

The (a) consolidated balance sheet as of September 30, 2022, which has been derived from audited financial statements, and (b) the unaudited financial statements as of and for the three months ended December 31, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on December 29, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2022 as reported in the Form 10-K have been omitted.

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

Significant Accounting Policies

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	December 31, 2022	September 30, 2022

Cash and cash equivalents	$1,273,317	$1,341,127
Restricted cash	9,967	9,967
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$1,283,284	$1,351,094

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

Property and Equipment, net

Property and equipment are stated at cost. Depreciation of property and equipment begins in the month following the month when the asset is placed into service and is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to twenty years. Property and equipment consist of:

	December 31, 2022	September 30, 2022

Buildings and improvements	$7,608,087	$7,608,087
Computer equipment	349,576	349,576
Furniture and equipment	2,764	2,764
Total	7,960,427	7,960,427
Accumulated depreciation	(1,460,947)	(1,348,466)
Property and equipment, net	$6,499,480	$6,611,961

Depreciation expense for the three months ended December 31, 2022 and December 31, 2021 amounted to $112,481.

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

NOTE 2. GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $19,735,944 and $19,758,689 at December 31, 2022 and September 30, 2022, respectively. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management may raise additional funds through the sale of its securities or borrowings from third parties.

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

NOTE 3. NOTE RECEIVABLE

Notes and other receivables as of December 31, 2022 and September 30, 2022, consisted of the following:

	December 31, 2022	September 30, 2022

Note receivable from BASK, interest rate of 18.0%; monthly principal and interest payments of $4,422, maturing in 2023.	31,581	43,185

Total	31,581	43,185

NOTE 4.  NOTES PAYABLE

Unrelated

On February 25, 2021, the Company borrowed $300,000 from an unrelated party. The loan was unsecured, had an interest at a rate of 11% and was due and payable on August 2, 2021. This loan was fully paid in July 2021.

On August 25, 2020, the Company borrowed $153,000 from an unrelated party. The loan was unsecured, had an interest rate of 10% per year and was due and payable on August 25, 2021.  In February 2021, the Company paid off the loan principal balance of $153,000 and paid a prepayment fee of $47,941. The Company incurred debt issuance costs of $3,000 which was recorded as a debt discount. Amortization expense related to the debt discount was $0 during the three months ended December 31, 2022 and December 31, 2021.

On August 2, 2019 the Company secured a $4,000,000 investment from an unrelated third party in the form of a loan. The loan was evidenced by a note which bore interest at the rate of 11% per year, was due and payable on August 2, 2022 and was secured by a first lien on Building 1 at the Company’s Massachusetts Cannabis Center (“MCC”).

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

At December 31, 2022, the outstanding principal on this note was $4,500,000 and the unamortized debt discount was $113,647. All debt discounts are being amortized on a straight-line basis over the term of the modified note. Amortization expense related to the debt discounts was $48,706 and $25,976 for the three months ended December 31, 2022 and 2021, respectively.

The modified note is secured by a first lien on Building 1 at the Company’s Massachusetts Cannabis Center (“MCC”).

February 2018 Convertible Note Offering

On February 12, 2018, the Company sold convertible notes in the principal amount of $810,000 to a group of accredited investors.  The notes were unsecured and bore interest at 8% per year.  On October 12, 2020, this remaining note was extended to mature on December 31, 2021. On December 15, 2021, the remaining note of $150,000 was extended to mature on December 31, 2022. On October 5, 2022, the Company paid $159,140 to fully repay the $150,000 note including $9,140 of interest. At December 31, 2022 and September 30, 2022, the outstanding principal on this note was $0 and $150,000, respectively.

Related Party

SCP. On September 30, 2019, we entered into an amended note with Strategic Capital Partners, LLC (“SCP”), in the principal amount of $1,756,646, bearing interest of 9% per year and maturing on December 31, 2022. During the year ended September 30, 2022, the maturity of the note was extended to December 31, 2023.

Accrued interest on the note was $4,446 and $4,303 at December 31, 2022 and September 31, 2022, respectively.

At December 31, 2022 and September 30, 2022, the outstanding principal on this note was $581,646.

During the year ended September 30, 2022, the Company also incurred $180,000 of consulting expenses with SCP and paid $195,000. As of September 30, 2022, $82,500 remained unpaid. During the three months ended December 31, 2022, the Company incurred $45,000 of consulting expenses with SCP and paid $127,500. As of December 31, 2022, $0 remains outstanding.

NOTE 5. TENANT RECEIVABLE

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

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 into a new loan with payments over 5 years with 18% interest. At December 31, 2022 and September 30, 2022, the outstanding balance on the note receivable was $31,581 and $43,185, respectively.

On July 26, 2019, the Company entered into a 15-Year Triple Net lease of Building 1 of the MCC with BASK. The lease commenced on September 1, 2019 and includes an annual base rent of $135,000 and a revenue participation fee equivalent to 15% of BASK's gross revenues. The BASK tenant receivable balance was $242,550 and $251,462 as of December 31, 2022 and September 30, 2022, respectively.

Tim Keogh, our Chief Executive Officer, was a Board Member of BASK between August 2013 and November 2021.

NOTE 6. INCOME/LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended
	December 31,
	2022	2021

Net income (loss) attributable to common stockholders	$22,745	$(533,028)

Basic weighted average outstanding shares of common stock	24,391,961	24,219,703
Dilutive effects of common share equivalents	-	-
Dilutive weighted average outstanding shares of common stock	24,391,961	24,219,703

Basic and diluted net income (loss) per share of common stock	$0.00	$(0.02)

As of December 31, 2022 we excluded 1,700,000 of stock options, 2,211,650 of warrants and 100,000 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net income (loss) per share since the intrinsic value of these instruments was zero with the effect being anti-dilutive.

As of December 31, 2021 we excluded 1,700,000 of stock options, 7,666,650 of warrants and 100,000 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net income (loss) per share since the intrinsic value of these instruments was zero with the effect being anti-dilutive.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Operating Leases

Land

On October 17, 2016, the Company closed the acquisition of the 52.6-acre parcel of undeveloped land in Freetown, Massachusetts. The property is located approximately 47 miles southeast of Boston. The Company is developing the property as the Massachusetts Medical Center (“MCC”). Plans for the property may include the construction of sustainable greenhouse cultivation and processing facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program.

As part of a simultaneous transaction, the Company assigned the property rights to Massachusetts Medical Properties (“MMP”) for a nominal fee and entered a lease agreement pursuant to which MMP agreed to lease the property to the Company for an initial term of fifty (50) years. The Company has the option to extend the term of the lease for four (4) additional ten (10) year periods. The lease is a triple net lease, with the Company paying all real estate taxes, repairs, maintenance and insurance.

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

The Company completed the construction of Building I on the leased land and on September 1, 2019, BASK, commenced its 15-year sublease of Building I which includes an annual base rent of $138,762 plus 15% of BASK’s gross revenues from products produced at the MCC. This sublease income is recorded as Rental income on the Company’s consolidated statements of operations.

As of December 31, 2022, the Company’s right-of-use assets were $6,760,857, the Company’s current maturities of operating lease liabilities were $11,507 and the Company’s noncurrent lease liabilities were $4,213,633. During the three months ended December 31, 2022, the Company had operating cash flows from operating leases of $98,354.

The table below presents lease related terms and discount rates as of December 31, 2022.

As of December 31, 2022

Weighted average remaining lease term
Operating leases	43.75
Weighted average discount rate
Operating leases	7.9%

The reconciliation of the maturities of the operating leases to the lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2022 are as follows:

2023	256,123
2024	341,500
2025	341,500
2026	341,500
2027	341,500
Thereafter	13,318,505

Total lease payments	14,940,628
Less: Interest	(10,715,488)
$4,225,140
Less: operating lease liability, current portion	(11,507)
Operating lease liability, long term	$4,213,633

Office space

The Company leases its office space located at 1555 Blake St., Unit 502, Denver, CO 80202 for $2,500 per month with a lease term of less than 12 months.

Lease expense for office space was $7,500 for the three months ended December 31, 2022 and 2021.

Aggregate rental expense under all leases totaled $120,344 and $114,218 for the three months ended December 31, 2022 and 2021, respectively.

NOTE 8.  STOCKHOLDERS’ EQUITY

Common Stock. There was no common stock activity during the three months ended December 31, 2022. During the three months ended December 31, 2021, the Company issued 195,651 shares of stock for services valued $90,000.

Stock Options. There was no stock option activity during the three months ended December 31, 2022. In December 2021, the Company extended the expiration date of some stock options and recorded an additional stock option-based compensation expense of $119,346 based on the fair value established using the Black Scholes option pricing model.

Stock option details are as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Exercisable at September 30, 2022	1,700,000	$1.94	3.5	$-
Outstanding as of December 31, 2022	1,700,000	$1.94	4.2	$-
Vested and expected to vest at December 31, 2022	1,700,000	$1.94	4.2	$-
Exercisable at December 31, 2022	1,700,000	$1.94	4.2	$-

Stock option-based compensation expense associated with stock options was $0 and $119,346 for the three months ended December 31, 2022 and 2021, respectively.

Warrants. Warrant activity as of and for the three months ended December 31, 2022 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding as of September 30, 2022	4,026,650	1.21	0.80	$-
Expired	(1,815,000)	1.50
Outstanding as of December 31, 2022	2,211,650	1.32	2.10	$-
Exercisable at December 31, 2022	2,211,650	1.32	2.10	$-

NOTE 9. INCOME TAXES

We did not record any income tax expense or benefit for the three months ended December 31, 2022 or 2021. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of December 31, 2022 and September 30, 2022.

As of December 31, 2022, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended September 30, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K

Forward-Looking Statements

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

The increase in Operating Revenue for the quarter ending December 31, 2022 is the result of increased cultivation yields and increases in the production and sale of manufactured goods from the Massachusetts Cannabis Center.

A summary of operational highlights included the following:

●	AmeriCann’s operating revenue for the quarter ended December 31, 2022, increased approximately 13% from the quarter ended December 31, 2021.

●	In addition to increased cultivation productivity in the state-of-the-art greenhouse, the manufacturing of cannabis-infused products has increased dramatically in Building 1.

●	Manufactured infused products produced at Building 1 have achieved success as some of the bestselling cannabis brands in Massachusetts in their respective categories.

●

For the first 10 months of 2022, the revenue from the Massachusetts cannabis market was $1.46 billion, which was 9.7% greater than the first 10 months of 2021. The annualized revenue estimate based on the first 10 months of 2022 is approximately $1.75 billion. Experts believe the market will exceed $1.8 billion annually.

●	The Massachusetts cannabis market has exceeded $4 billion in sales since the inception of the Commonwealth’s regulated cannabis program.

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

AmeriCann plans to replicate the brands, technology and innovations developed at its MCC project to additional markets.

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

RESULTS OF OPERATIONS

Total Revenues

During the three months ended December 31, 2022 and 2021, we generated $734,766 and $650,945 in revenue, respectively. The increase in revenues is due to higher rental revenue and participation fee revenues as a result of increased cultivation yields and increases in the production and sale of manufactured goods from the Massachusetts Cannabis Center.

Advertising and Marketing Expenses

Advertising and marketing expenses were $1,418 and $12,967 for the three months ended December 31, 2022 and 2021, respectively. The decrease is due to lower social media and marketing expenses in 2022.

Professional Fees

Professional fees were $120,513 and $125,059 for the three months ended December 31, 2022 and 2021, respectively. The decrease is primarily due to a decrease in legal fees.

General and Administrative Expenses

General and administrative expenses were $391,306 and $870,088 for the three months ended December 31, 2022 and 2021, respectively. The decrease is primarily due to stock option compensation expense in 2021 resulting from an extension of stock options and a warrants revaluation expense.

Interest Income

Interest income was $1,663 and $3,561 for the three months ended December 31, 2022 and 2021, respectively.  The decrease is a result of a decline in the principal balance of the BASK note receivable.

Interest Expense

Interest expense was $186,832 and $167,970 for the three months ended December 31, 2022 and 2021, respectively. The increase is primarily attributable to amortization of debt discounts.

Net Operating Income/Loss

We had a net income of $22,745 and a net loss of $(533,028) for the three months ended December 31, 2022 and 2021, respectively. The increase in net income is primarily due to higher revenues and lower general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $19,735,944 and $19,758,689 at December 31, 2022 and September 30, 2022, respectively.

The Company is continuing to support the optimization of operations and generate additional revenues from its Massachusetts Cannabis Center (MCC).  The Company's cash position and quarterly revenue is currently significant enough to support the Company's daily operations. The Company is not obligated to raise additional funds for the expansion of the MCC.  When Management determines expansion opportunities exist the Company may finance construction with cash from operations, a sale-lease-back, refinancing and expand existing debt, issuance of new debt, or sales of equity.

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

Analysis of Cash Flows

During the three months ended December 31, 2022, our net cash flows provided by operations were $111,270 as compared to net cash flows used in operations of $125,329 for the three months ended December 31, 2021. The decrease is primarily due to an increase in our net income during the three months ended December 31, 2022 offset by timing of working capital payments, and stock -based compensation expense during the three months ended December 31, 2021.

Cash flows (used by) investing activities were $(29,080) and $(80,786) for the three months ended December 31, 2022 and 2021, respectively, consisting of payments received on notes receivable offset by additions to construction in progress.

Cash flows (used by) financing activities were $(150,000) and $0 for the three months ended December 31, 2022 and 2021, respectively, consisting of payments on a note payable in 2022.

We do not have any firm commitments from any person to provide us with any additional capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2022, we did not have any off-balance sheet arrangements.

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

Internal Control over Financial Reporting

As indicated in our Form 10-K filed on December 29, 2022, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2022 at the reasonable assurance level, as a result of a material weaknesses primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP, limited or no segregation of duties, and lack of independent directors.

We are currently in the process of evaluating the steps necessary to remediate these material weaknesses.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICANN, INC.

Dated: February 14, 2023	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer