Form 10-Q
period 2023-03-31
AmeriCann, Inc.
filed 2023-05-11
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 24,391,961 shares of common stock outstanding.

AMERICANN, INC.

FORM 10-Q

TABLE OF CONTENTS

		PAGE NO.
PART I FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:
	Consolidated Balance Sheets as of March 31, 2023 and September 30, 2022	3
	Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2023 and 2022	4
	Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended March 31, 2023 and 2022	5
	Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2023 and 2022	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4.	Controls and Procedures	17

PART II OTHER INFORMATION

Item 6.	Exhibits	18

SIGNATURES		19

PART I:  FINANCIAL INFORMATION

ITEM 1.      UNAUDITED FINANCIAL STATEMENTS

AMERICANN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	September 30, 2022

Assets
Current Assets:
Cash and cash equivalents	$1,252,871	$1,341,127
Restricted cash	9,967	9,967
Tenant receivable	267,655	251,462
Prepaid expenses and other current assets	33,333	62,766
Note receivable	21,468	43,185
Total current assets	1,585,294	1,708,507

Construction in progress	371,682	338,977
Property and Equipment, net	6,586,167	6,611,961
Operating lease - right-of-use asset	6,743,575	6,778,085
Total assets	$15,286,718	$15,437,530

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$85,188	$193,170
Accounts payable - related party	-	82,500
Interest payable (including $0 and $4,303 to related parties)	42,042	53,964
Other payables	8,957	8,612
Operating lease liability, short term	11,735	11,283
Notes payable (net of unamortized discounts of $69,491 and $162,353)	4,435,059	4,337,647
Notes payable	-	150,000
Total current liabilities	4,582,981	4,837,176

Note payable - related party	581,646	581,646
Operating lease liability, long term	4,210,612	4,216,596

Total liabilities	9,375,239	9,635,418

Commitments and contingencies - see Note 7

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,391,961 shares issued and outstanding as of March 31, 2023 and September 30, 2022	2,439	2,439
Additional paid in capital	25,558,362	25,558,362
Accumulated deficit	(19,649,322)	(19,758,689)
Total stockholders' equity	5,911,479	5,802,112

Total liabilities and stockholders' equity	$15,286,718	$15,437,530

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six months Ended March 31,		Three months Ended March 31,
	2023	2022	2023	2022

Rental income	$1,483,172	911,047	$748,406	667,366
Rental income - related party	-	407,264	-	-
Cost of revenues	13,615	21,950	-	10,500
Gross profit	1,469,557	1,296,361	748,406	656,866

Operating expenses:
Advertising and marketing	5,371	23,138	3,953	10,171
Professional fees	203,852	211,236	83,339	86,177
General and administrative expenses	783,263	1,245,489	391,957	375,401
Total operating expenses	992,486	1,479,863	479,249	471,749

Income (loss) from operations	477,071	(183,502)	269,157	185,117

Other income (expense):
Interest income	2,796	6,680	1,133	3,119
Interest expense	(370,500)	(305,864)	(183,668)	(151,089)
Interest expense - related party	-	(26,102)	-	(12,907)
Total other income (expense)	(367,704)	(325,286)	(182,535)	$(160,877)

Net income (loss)	$109,367	$(508,788)	$86,622	$24,240

Basic and diluted income (loss) per common share	$0.00	$(0.02)	$0.00	$0.00

Weighted average common shares outstanding	24,391,961	24,304,886	24,391,961	24,391,961

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2021	-	$-	24,196,310	$2,420	$25,093,435	$(19,585,445)	$5,510,410
Net loss	-	-	-	-	-	(533,028)	(533,028)
Stock issued for services	-	-	195,651	19	89,981	-	90,000
Extension of warrants	-	-	-	-	374,946	-	374,946
Balances, December 31, 2021	-	$-	24,391,961	$2,439	$25,558,362	$(20,118,473)	$5,442,328
Net loss						$24,240	24,240
Balances, March 31, 2022	-	$-	24,391,961	$2,439	$25,558,362	$(20,094,233)	$5,466,568

Balances, September 30, 2022	-	$-	24,391,961	$2,439	$25,558,362	$(19,758,689)	$5,802,112
Net income	-	-	-	-	-	22,745	22,745
Balances, December 31, 2022	-	$-	24,391,961	$2,439	$25,558,362	$(19,735,944)	$5,824,857
Net income	-	-	-	-	-	86,622	86,622
Balances, March 31, 2023	-	$-	24,391,961	$2,439	$25,558,362	$(19,649,322)	$5,911,479

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$109,367	$(508,788)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	225,794	224,961
Amortization of right of use assets	34,510	34,093
Stock based compensation and warrants revaluation expense	-	374,946
Stock issued for services	-	90,000
Amortization of debt discount	97,412	51,953
Changes in operating assets and liabilities:
Tenant receivable	(16,193)	-
Tenant receivable - related party	-	18,689
Prepaid expenses	29,433	(20,363)
Accounts payable and accrued expenses	(107,982)	20,379
Operating lease liability	(5,532)	(5,113)
Accounts payable - related party	(82,500)	(15,000)
Interest payable	(11,922)	(4,759)
Interest payable - related party	-	143
Other payables	345	(6,042)
Net cash flows provided byoperations	272,732	255,099

Cash flows from investing activities:
Additions to construction in progress	(32,705)	(156,483)
Additions to property and equipment	(200,000)	-
Payments received on notes receivable	21,717	19,854
Net cash flows (used in) investing activities	(210,988)	(136,629)

Cash flows from financing activities:
Principal payments on notes payable	(150,000)	-
Net cash flows (used in) financing activities	(150,000)	-

Net change in cash, cash equivalents, and restricted cash	(88,256)	118,470

Cash, cash equivalents, and restricted cash at beginning of period	1,351,094	706,369

Cash, cash equivalents, and restricted cash at end of period	$1,262,838	$824,839

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$285,010	$284,628
Cash paid for income taxes	$-	$-

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

Basis of Presentation

The (a) consolidated balance sheet as of September 30, 2022, which has been derived from audited financial statements, and (b) the unaudited financial statements as of and for the six months ended March 31, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on December 29, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2022 as reported in the Form 10-K have been omitted.

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

Significant Accounting Policies

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	March 31, 2023	September 30, 2022

Cash and cash equivalents	$1,252,871	$1,341,127
Restricted cash	9,967	9,967
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$1,262,838	$1,351,094

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

Property and Equipment, net

Property and equipment are stated at cost. Depreciation of property and equipment begins in the month following the month when the asset is placed into service and is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to twenty years. Property and equipment consist of:

	March 31, 2023	September 30, 2022

Buildings and improvements	$7,808,087	$7,608,087
Computer equipment	349,576	349,576
Furniture and equipment	2,764	2,764
Total	8,160,427	7,960,427
Accumulated depreciation	(1,574,260)	(1,348,466)
Property and equipment, net	$6,586,167	$6,611,961

Depreciation expense for the six months ended March 31, 2023 and March 31, 2022 amounted to $225,794 and $224,961.

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

NOTE 2. GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $19,649,322 and $19,758,689 at March 31, 2023 and September 30, 2022, respectively. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management may raise additional funds through the sale of its securities or borrowings from third parties.

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

NOTE 3. NOTE RECEIVABLE

Notes and other receivables as of March 31, 2023 and September 30, 2022, consisted of the following:

	March 31, 2023	September 30, 2022

Note receivable from BASK, interest rate of 18.0%; monthly principal and interest payments of $4,422, maturing in 2023.	$21,468	$43,185

Total	$21,468	$43,185

NOTE 4.  NOTES PAYABLE

Unrelated

On February 25, 2021, the Company borrowed $300,000 from an unrelated party. The loan was unsecured, had an interest at a rate of 11% and was due and payable on August 2, 2021. This loan was fully paid in July 2021.

On August 25, 2020, the Company borrowed $153,000 from an unrelated party. The loan was unsecured, had an interest rate of 10% per year and was due and payable on August 25, 2021. In February 2021, the Company paid off the loan principal balance of $153,000 and paid a prepayment fee of $47,941. The Company incurred debt issuance costs of $3,000 which was recorded as a debt discount. Amortization expense related to the debt discount was $0 during the six months ended March 31, 2023, and March 31, 2022.

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

At March 31, 2023, the outstanding principal on this note was $4,500,000 and the unamortized debt discount was $64,941. All debt discounts are being amortized on a straight-line basis over the term of the modified note. Amortization expense related to the debt discounts was $97,412 and $51,953 for the six months ended March 31, 2023 and 2022, respectively.

The modified note is secured by a first lien on Building 1 at the Company’s Massachusetts Cannabis Center (“MCC”).

February 2018 Convertible Note Offering

On February 12, 2018, the Company sold convertible notes in the principal amount of $810,000 to a group of accredited investors. The notes were unsecured and bore interest at 8% per year. On October 12, 2020, this remaining note was extended to mature on December 31, 2021. On December 15, 2021, the remaining note of $150,000 was extended to mature on December 31, 2022. On October 5, 2022, the Company paid $159,140 to fully repay the $150,000 note including $9,140 of interest. At March 31, 2023 and September 30, 2022, the outstanding principal on this note was $0 and $150,000, respectively.

Related Party

SCP. On September 30, 2019, we entered into an amended note with Strategic Capital Partners, LLC (“SCP”), in the principal amount of $1,756,646, bearing interest of 9% per year and maturing on December 31, 2022. During the year ended September 30, 2022, the maturity of the note was extended to December 31, 2023.

Accrued interest on the note was $0 and $4,303 at March 31, 2023 and September 30, 2022, respectively.

At March 31, 2023 and September 30, 2022, the outstanding principal on this note was $581,646.

During the year ended September 30, 2022, the Company also incurred $180,000 of consulting expenses with SCP and paid $195,000. As of September 30, 2022, $82,500 remained unpaid. During the six months ended March 31, 2023, the Company incurred $90,000 of consulting expenses with SCP and paid $172,500. As of March 31, 2023, $0 remains outstanding.

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

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 into a new loan with payments over 5 years with 18% interest. At March 31, 2023 and September 30, 2022, the outstanding balance on the note receivable was $21,468 and $43,185, respectively.

On July 26, 2019, the Company entered into a 15-Year Triple Net lease of Building 1 of the MCC with BASK. The lease commenced on September 1, 2019 and includes an annual base rent of $135,000 and a revenue participation fee equivalent to 15% of BASK's gross revenues from products produced at the MCC. The BASK tenant receivable balance was $267,655 and $251,462 as of March 31, 2023 and September 30, 2022, respectively.

Tim Keogh, our Chief Executive Officer, was a Board Member of BASK between August 2013 and November 2021.

NOTE 6. INCOME/LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Six months ended
	March 31,		March 31,
	2023	2022	2023	2022

Net income (loss) attributable to common stockholders	$86,622	$24,240	$109,367	$(508,788)

Basic weighted average outstanding shares of common stock	24,391,961	24,391,961	24,391,961	24,304,886
Dilutive effects of common share equivalents	-	-	-	-
Dilutive weighted average outstanding shares of common stock	24,391,961	24,391,961	24,391,961	24,304,886

Basic and diluted net income (loss) per share of common stock	$0.00	$0.00	$0.00	$(0.02)

As of March 31, 2023 we excluded 1,700,000 of stock options, 2,211,650 of warrants and 100,000 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net income (loss) per share since the intrinsic value of these instruments was zero with the effect being anti-dilutive.

As of March 31, 2022 we excluded 1,700,000 of stock options, 7,666,650 of warrants and 100,000 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net income (loss) per share since the intrinsic value of these instruments was zero with the effect being anti-dilutive.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Operating Leases

Land

On October 17, 2016, the Company closed the acquisition of the 52.6-acre parcel of undeveloped land in Freetown, Massachusetts. The property is located approximately 47 miles southeast of Boston. The Company is developing the property as the Massachusetts Center (“MCC”). Plans for the property include the construction of sustainable greenhouse cultivation and processing facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program.

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

As of March 31, 2023, the Company’s right-of-use assets were $6,743,575, the Company’s current maturities of operating lease liabilities were $11,735 and the Company’s noncurrent lease liabilities were $4,210,612. During the six months ended March 31, 2023, the Company had operating cash flows from operating leases of $196,708.

The table below presents lease related terms and discount rates as of March 31, 2023.

As of March 31, 2023

Weighted average remaining lease term
Operating leases	43.50
Weighted average discount rate
Operating leases	7.9%

The reconciliation of the maturities of the operating leases to the lease liabilities recorded in the Consolidated Balance Sheet as of March 31, 2023 are as follows:

2023	170,747
2024	341,500
2025	341,500
2026	341,500
2027	341,500
Thereafter	13,318,505

Total lease payments	14,855,252
Less: Interest	(10,632,905)
$4,222,347

Less: operating lease liability, current portion	(11,735)
Operating lease liability, long term	$4,210,612

Office space

The Company leases its office space located at 1555 Blake St., Unit 502, Denver, CO 80202 for $2,500 per month with a lease term of less than 12 months.

Lease expense for office space was $15,000 for the six months ended March 31, 2023 and 2022.

Aggregate rental expense under all leases totaled $240,688 and $234,561 for the six months ended March 31, 2023 and 2022, respectively.

NOTE 8.  STOCKHOLDERS’ EQUITY

Common Stock. There was no common stock activity during the six months ended March 31, 2023.

Stock Options. There was no stock option activity during the six months ended March 31, 2023.

Stock option details are as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Exercisable at September 30, 2022	1,700,000	$1.94	3.5	$-
Outstanding as of March 31, 2023	1,700,000	$1.94	3.9	$-
Vested and expected to vest at March 31, 2023	1,700,000	$1.94	3.9	$-
Exercisable at March 31, 2023	1,700,000	$1.94	3.9	$-

Stock option-based compensation expense associated with stock options was $0 and $119,346 for the six months ended March 31, 2023 and 2022, respectively.

Warrants. Warrant activity as of and for the three months ended March 31, 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding as of September 30, 2022	4,026,650	1.21	0.80	$-
Expired	(1,815,000)	1.50
Outstanding as of March 31, 2023	2,211,650	1.32	1.60	$-
Exercisable at March 31, 2023	2,211,650	1.32	1.60	$-

NOTE 9. INCOME TAXES

We did not record any income tax expense or benefit for the six months ended March 31, 2023 or 2022. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of March 31, 2023 and September 30, 2022.

As of March 31, 2023, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2022.

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

OVERVIEW

AmeriCann designs, develops, leases and operates state-of-the-art cannabis cultivation, processing and manufacturing facilities. AmeriCann’s team includes board members, consultants, engineers and architects who specialize in real estate development, traditional horticulture, lean manufacturing, medical research, facility construction, regulatory compliance, security, marijuana cultivation and genetics, extraction processes, and infused product development.

AmeriCann’s flagship project is the Massachusetts Cannabis Center. The Massachusetts Cannabis Center (“MCC”) is being developed on a 52-acre parcel located in southeastern Massachusetts. AmeriCann’s MCC project is permitted for over 800,000 sq. ft. of cannabis cultivation and processing infrastructure which is being developed in phases to support both the existing medical cannabis and the newly emerging adult-use cannabis marketplace.

The first phase of the project, Building 1, a 30,000 square foot cultivation and processing facility, is fully-operational and is currently 100% leased by a vertically-integrated Massachusetts cannabis company. AmeriCann generates revenue through lease arrangements with the operators that includes base rent and royalty payments of 15% of gross revenue generated from products produced at the MCC.

The increase in Operating Revenue for the quarter ending March 31, 2023 is the result of increased cultivation yields and increases in the production and sale of manufactured goods from the Massachusetts Cannabis Center.

A summary of operational highlights included the following:

●	AmeriCann’s operating revenue for the quarter ended March 31, 2023, increased approximately 12% from the quarter ended March 31, 2022.

●	In addition to increased cultivation productivity in the state-of-the-art greenhouse, the manufacturing of cannabis-infused products has increased dramatically in Building 1.

●	Manufactured infused products produced at Building 1 have achieved success as some of the bestselling cannabis brands in Massachusetts in their respective categories.

●	The cannabis market in Massachusetts generated $1.76 billion in total sales during 2022 which was an increase of over 8.5% from the prior year.

●	The Massachusetts cannabis market has exceeded $4 billion in sales since the inception of the Commonwealth’s regulated cannabis program.

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

RESULTS OF OPERATIONS

Total Revenues

During the three months ended March 31, 2023 and 2022, we generated $748,406 and $667,366 in revenue, respectively. During the six months ended March 31, 2023 and 2022, we generated $1,483,172 and $1,318,311 in revenue, respectively. The increase in revenues is due to higher rental revenue and participation fee revenues as a result of increased cultivation yields and increases in the production and sale of manufactured goods from the Massachusetts Cannabis Center.

Cost of Revenues

During the three months ended March 31, 2023 and 2022, we incurred $0 and $10,500 of costs of revenue, respectively. During the six months ended March 31, 2023 and 2022, we incurred $13,615 and $21,950 of cost of revenue, respectively. The decrease in cost is due to conclusion of a facilities maintenance agreement.

Advertising and Marketing Expenses

Advertising and marketing expenses were $3,953 and $10,171 for the three months ended March 31, 2023 and 2022, respectively. During the six months ended March 31, 2023 and 2022, the advertising and marketing expenses were $5,371 and $23,138, respectively. The decrease is due to lower social media and marketing expenses in 2023.

Professional Fees

Professional fees were $83,339 and $86,177 for the three months ended March 31, 2023 and 2022, respectively. During the six months ended March 31, 2023 and 2022, the professional fees were $203,852 and $211,236, respectively. The decrease is primarily due to aa decrease in legal fees.

General and Administrative Expenses

General and administrative expenses were $391,957 and $375,401 for the three months ended March 31, 2023 and 2022, respectively. The increase is primarily due to increased property taxes. During the six months ended March 31, 2023 and 2022, the general and administrative expenses were $783,263 and $1,245,489, respectively. The decrease is primarily due to stock option compensation expense in 2022.

Interest Income

Interest income was $1,133 and $3,119 for the three months ended March 31, 2023 and 2022, respectively.  During the six months ended March 31, 2023 and 2022, the interest income was $2,796 and $6,680, respectively. The decrease is a result of a decline in the principal balance of the BASK note receivable.

Interest Expense

Interest expense was $183,668 and $163,996 for the three months ended March 31, 2023 and 2022, respectively. The increase is primarily attributable to amortization of debt discounts. During the six months ended March 31, 2023 and 2022, the interest expense was $370,500 and $331,966, respectively.

Net Operating Income/Loss

We had a net income of $86,622 and $24,240 for the three months ended March 31, 2023 and 2022, respectively. We had a net income of $109,367 and a net loss of $ (508,788) for the six months ended March 31, 2023 and 2022, respectively. The increase in net income is attributed primarily to higher revenues and lower general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $19,649,322 and $19,758,689 at March 31, 2023 and September 30, 2022, respectively.

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

Analysis of Cash Flows

During the six months ended March 31, 2023, our net cash flows provided by operations were $272,732 as compared to net cash flows provided by operations of $255,099 for the six months ended March 31, 2022. The increase is primarily due to timing of working capital payments, and stock-based compensation expense during the six months ended March 31, 2022.

Cash flows used by investing activities were $(210,988) and $(136,629) for the six months ended March 31, 2023 and 2022, respectively, consisting of payments received on notes receivable offset by additions to property and equipment and construction in progress.

Cash flows used by financing activities were $150,000 and $0 for the six months ended March 31, 2023 and 2022, respectively, consisting of principal payments on notes payable.

We do not have any firm commitments from any person to provide us with any additional capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2023, we did not have any off-balance sheet arrangements.

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICANN, INC.

Dated: May 11, 2023	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer