Form 10-Q
period 2023-06-30
AmeriCann, Inc.
filed 2023-08-14
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had 24,391,961 shares of common stock outstanding.

AMERICANN, INC.

FORM 10-Q

TABLE OF CONTENTS

		PAGE NO.
PART I FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements:
	Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022	3
	Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2023 and 2022	4
	Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended June 30, 2023 and 2022	5
	Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2023 and 2022	6
	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4.	Controls and Procedures	17

PART II OTHER INFORMATION

Item 6.	Exhibits	18

SIGNATURES		19

PART I:  FINANCIAL INFORMATION

ITEM 1.      UNAUDITED FINANCIAL STATEMENTS

AMERICANN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	September 30, 2022

Assets
Current Assets:
Cash and cash equivalents	$1,391,962	$1,341,127
Restricted cash	9,967	9,967
Tenant receivable	219,806	251,462
Prepaid expenses and other current assets	23,333	62,766
Note receivable	8,779	43,185
Total current assets	1,653,847	1,708,507

Construction in progress	371,682	338,977
Property and Equipment, net	6,517,067	6,611,961
Operating lease - right-of-use asset	6,726,237	6,778,085
Total assets	$15,268,833	$15,437,530

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$79,675	$193,170
Accounts payable - related party	-	82,500
Interest payable (including $0 and $4,303 to related parties)	40,686	53,964
Other payables	8,008	8,612
Operating lease liability, short term	11,967	11,283
Notes payable (net of unamortized discounts of $16,235 and $162,353)	4,483,765	4,337,647
Notes payable	-	150,000
Total current liabilities	4,624,101	4,837,176

Note payable - related party	581,646	581,646
Operating lease liability, long term	4,207,532	4,216,596

Total liabilities	9,413,279	9,635,418

Commitments and contingencies - see Note 7

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,391,961 issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	2,439	2,439
Additional paid in capital	25,558,362	25,558,362
Accumulated deficit	(19,705,247)	(19,758,689)
Total stockholders' equity	5,855,554	5,802,112

Total liabilities and stockholders' equity	$15,268,833	$15,437,530

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months Ended June 30,		Nine months Ended June 30,
	2023	2022	2023	2022

Rental income	$582,881	797,734	$2,066,053	1,708,781
Rental income - related party	-	-	-	407,264
Cost of revenues	-	12,000	13,615	33,950
Gross profit	582,881	785,734	2,052,438	2,082,095

Operating expenses:
Advertising and marketing	646	9,968	6,017	33,106
Professional fees	73,509	71,226	277,361	282,462
General and administrative expenses	380,060	378,131	1,163,323	1,623,620
Total operating expenses	454,215	459,325	1,446,701	1,939,188
Income (loss) from operations	128,666	326,409	605,737	142,907

Other income (expense):
Interest income	578	1,822	3,374	8,502
Interest expense	(185,169)	(152,445)	(555,669)	(458,309)
Interest expense - related party	-	(13,052)	-	(39,154)
Total other income (expense)	(184,591)	(163,675)	(552,295)	$(488,961)

Net income (loss)	$(55,925)	$162,734	$53,442	$(346,054)

Basic and diluted income (loss) per common share	$(0.00)	$0.01	$0.00	$(0.01)

Weighted average common shares outstanding	24,391,961	24,391,961	24,391,961	24,333,911

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2021	-	$-	24,196,310	$2,420	$25,093,435	$(19,585,445)	$5,510,410
Net loss	-	-	-	-	-	(533,028)	(533,028)
Stock issued for services	-	-	195,651	19	89,981	-	90,000
Extension of warrants	-	-	-	-	374,946	-	374,946
Balances, December 31, 2021	-	$-	24,391,961	$2,439	$25,558,362	$(20,118,473)	$5,442,328
Net loss	-	-	-	$-	$-	24,240	24,240
Balances, March 31, 2022	-	$-	24,391,961	$2,439	$25,558,362	$(20,094,233)	$5,466,568
Net income	-	-	-	-	-	162,734	162,734
Balances, June 30, 2022	-	$-	24,391,961	$2,439	$25,558,362	$(19,931,499)	$5,629,302

Balances, September 30, 2022	-	$-	24,391,961	$2,439	$25,558,362	$(19,758,689)	$5,802,112
Net income	-	-	-	-	-	22,745	22,745
Balances, December 31, 2022	-	$-	24,391,961	$2,439	$25,558,362	$(19,735,944)	$5,824,857
Net income	-	-	-	-	-	86,622	86,622
Balances, March 31, 2023	-	$-	24,391,961	$2,439	$25,558,362	$(19,649,322)	$5,911,479
Net income	-	-	-	-	-	(55,925)	(55,925)
Balances, June 30, 2023	-	$-	24,391,961	$2,439	$25,558,362	$(19,705,247)	$5,855,554

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$53,442	$(346,054)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	341,355	337,442
Amortization of right of use assets	51,848	51,216
Stock based compensation and warrants revaluation expense	-	374,946
Stock issued for services	-	90,000
Amortization of debt discount	146,118	77,929
Changes in operating assets and liabilities:
Tenant receivable	31,656	-
Tenant receivable - related party	-	(34,558)
Prepaid expenses	39,433	(56,805)
Accounts payable and accrued expenses	(113,495)	17,163
Operating lease liability	(8,380)	(7,746)
Accounts payable - related party	(82,500)	(15,000)
Interest payable	(13,278)	(3,058)
Interest payable - related party	-	4,446
Other payables	(604)	(5,428)
Net cash flows provided by operations	445,595	484,493

Cash flows from investing activities:
Additions to construction in progress	(32,705)	(222,312)
Additions to property and equipment	(246,461)	-
Payments received on notes receivable	34,406	26,876
Net cash flows (used in) investing activities	(244,760)	(195,436)

Cash flows from financing activities:
Principal payments on notes payable	(150,000)	-
Net cash flows (used in) financing activities	(150,000)	-

Net change in cash, cash equivalents, and restricted cash	50,835	289,057

Cash, cash equivalents, and restricted cash at beginning of period	1,351,094	706,369

Cash, cash equivalents, and restricted cash at end of period	$1,401,929	$995,426

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$422,829	$418,145
Cash paid for income taxes	$-	$-

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

Basis of Presentation

The (a) consolidated balance sheet as of September 30, 2022, which has been derived from audited financial statements, and (b) the unaudited financial statements as of and for the nine months ended June 30, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on December 29, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2022 as reported in the Form 10-K have been omitted.

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

Significant Accounting Policies

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	June 30, 2023	September 30, 2022

Cash and cash equivalents	$1,391,962	$1,341,127
Restricted cash	9,967	9,967
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$1,401,929	$1,351,094

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

Property and Equipment, net

Property and equipment are stated at cost. Depreciation of property and equipment begins in the month following the month when the asset is placed into service and is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to twenty years. Property and equipment consist of:

	June 30, 2023	September 30, 2022

Buildings and improvements	$7,854,548	$7,608,087
Computer equipment	349,576	349,576
Furniture and equipment	2,764	2,764
Total	8,206,888	7,960,427
Accumulated depreciation	(1,689,821)	(1,348,466)
Property and equipment, net	$6,517,067	$6,611,961

Depreciation expense for the nine months ended June 30, 2023 and June 30, 2022 amounted to $341,355 and $337,442.

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

NOTE 2. GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $19,705,247 and $19,758,689 at June 30, 2023 and September 30, 2022, respectively. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management may raise additional funds through the sale of its securities or borrowings from third parties.

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

NOTE 3. NOTE RECEIVABLE

Notes and other receivables as of June 30, 2023 and September 30, 2022, consisted of the following:

	June 30, 2023	September 30, 2022

Note receivable from BASK, interest rate of 18.0%; monthly principal and interest payments of $4,422, maturing in 2023.	$8,779	$43,185

Total	$8,779	$43,185

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

On December 4, 2020, the loan was modified and increased by $500,000 and the maturity date of the loan was extended to August 1, 2023. In July 2023, the maturity date was further extended to December 1, 2023 (see Note 10). All other provisions of the original loan remain the same. The debt modification was deemed not substantial and was accounted for as a debt modification. The broker for the loan received a cash commission of $40,000 which was expensed when incurred.

At June 30, 2023, the outstanding principal on this note was $4,500,000 and the unamortized debt discount was $16,235. All debt discounts are being amortized on a straight-line basis over the term of the modified note. Amortization expense related to the debt discounts was $146,118 and $77,929 for the nine months ended June 30, 2023 and 2022, respectively. See Note 10.

The modified note is secured by a first lien on Building 1 at the Company’s Massachusetts Cannabis Center (“MCC”).

February 2018 Convertible Note Offering

On February 12, 2018, the Company sold convertible notes in the principal amount of $810,000 to a group of accredited investors. The notes were unsecured and bore interest at 8% per year. On October 12, 2020, this remaining note was extended to mature on December 31, 2021. On December 15, 2021, the remaining note of $150,000 was extended to mature on December 31, 2022. On October 5, 2022, the Company paid $159,140 to fully repay the $150,000 note including $9,140 of interest. At June 30, 2023 and September 30, 2022, the outstanding principal on this note was $0 and $150,000, respectively.

Related Party

SCP. On September 30, 2019, we entered into an amended note with Strategic Capital Partners, LLC (“SCP”), in the principal amount of $1,756,646, bearing interest of 9% per year and maturing on December 31, 2022. During the year ended September 30, 2022, the maturity of the note was extended to December 31, 2023.

Accrued interest on the note was $0 and $4,303 at June 30, 2023 and September 30, 2022, respectively.

At June 30, 2023 and September 30, 2022, the outstanding principal on this note was $581,646.

During the year ended September 30, 2022, the Company also incurred $180,000 of consulting expenses with SCP and paid $195,000. As of September 30, 2022, $82,500 remained unpaid. During the nine months ended June 30, 2023, the Company incurred $135,000 of consulting expenses with SCP and paid $217,500. As of June 30, 2023, $0 remains outstanding.

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

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 into a new loan with payments over 5 years with 18% interest. At June 30, 2023 and September 30, 2022, the outstanding balance on the note receivable was $8,779 and $43,185, respectively.

On July 26, 2019, the Company entered into a 15-Year Triple Net lease of Building 1 of the MCC with BASK. The lease commenced on September 1, 2019 and includes an annual base rent of $138,762 plus turnover rent of 15% of gross revenues from products produced at Building 1 of the MCC. The BASK tenant receivable balance was $219,806 and $251,462 as of June 30, 2023 and September 30, 2022, respectively.

Tim Keogh, our Chief Executive Officer, was a Board Member of BASK between August 2013 and November 2021.

NOTE 6. INCOME/LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Nine months ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income (loss) attributable to common stockholders	$(55,925)	$162,734	$53,442	$(346,054)

Basic weighted average outstanding shares of common stock	24,391,961	24,391,961	24,391,961	24,333,911
Dilutive effects of common share equivalents	-	-	-	-
Dilutive weighted average outstanding shares of common stock	24,391,961	24,391,961	24,391,961	24,333,911

Basic and diluted net income (loss) per share of common stock	$(0.00)	$0.01	$0.00	$(0.01)

As of June 30, 2023 we excluded 1,700,000 of stock options, 2,211,650 of warrants and 100,000 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net income (loss) per share since the intrinsic value of these instruments was zero with the effect being anti-dilutive.

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

As of June 30, 2023, the Company’s right-of-use assets were $6,726,237, the Company’s current maturities of operating lease liabilities were $11,967 and the Company’s noncurrent lease liabilities were $4,207,532. During the nine months ended June 30, 2023, the Company had operating cash flows from operating leases of $295,062.

The table below presents lease related terms and discount rates as of June 30, 2023.

As of June 30 2023

Weighted average remaining lease term
Operating leases	43.25
Weighted average discount rate
Operating leases	7.9%

The reconciliation of the maturities of the operating leases to the lease liabilities recorded in the Consolidated Balance Sheet as of June 30, 2023 are as follows:

2023	85,372
2024	341,500
2025	341,500
2026	341,500
2027	341,500
Thereafter	13,318,505
Total lease payments	14,769,877
Less: Interest	(10,550,378)
$4,219,499
Less: operating lease liability, current portion	(11,967)
Operating lease liability, long term	$4,207,532

Office space

The Company leases its office space located at 1555 Blake St., Unit 502, Denver, CO 80202 for $2,500 per month with a lease term of less than 12 months.

Lease expense for office space was $22,500 for the nine months ended June 30, 2023 and 2022.

Aggregate rental expense under all leases totaled $361,031 and $354,905 for the nine months ended June 30, 2023 and 2022, respectively.

NOTE 8.  STOCKHOLDERS’ EQUITY

Common Stock. There was no common stock activity during the nine months ended June 30, 2023.

Stock Options. There was no stock option activity during the nine months ended June 30, 2023.

Stock option details are as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Exercisable at September 30, 2022	1,700,000	$1.94	3.5	$-
Outstanding as of June 30, 2023	1,700,000	$1.94	3.7	$-
Vested and expected to vest at June 30, 2023	1,700,000	$1.94	3.7	$-
Exercisable at June 30, 2023	1,700,000	$1.94	3.7	$-

Stock option-based compensation expense associated with stock options was $0 and $119,346 for the nine months ended June 30, 2023 and 2022, respectively.

Warrants. Warrant activity as of and for the three months ended June 30, 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding as of September 30, 2022	4,026,650	1.21	0.80	$-
Expired	(1,815,000)	1.50
Outstanding as of June 30, 2023	2,211,650	1.32	1.30	$-
Exercisable at June 30, 2023	2,211,650	1.32	1.30	$-

NOTE 9. INCOME TAXES

We did not record any income tax expense or benefit for the nine months ended June 30, 2023 or 2022. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred tax assets as of June 30, 2023 and September 30, 2022.

As of June 30, 2023, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2022.

NOTE 10. SUBSEQUENT EVENTS

On July 31, 2023, the maturity date of the $4,500,000 loan due August 1, 2023, was extended to December 1, 2023. All other provisions of the original loan remain the same.

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

The first phase of the project, Building 1, a 30,000 square foot cultivation and processing facility, is fully-operational and is currently 100% leased by a vertically-integrated Massachusetts cannabis company. AmeriCann generates revenue through lease arrangements with the operators that includes base rent and turnover rent.  The decrease in operating revenue for the quarter ending June 30, 2023 compared to the quarter ending June 30, 2022 is partly the result of pricing compression of cannabis products in Massachusetts.

AmeriCann, through a 100% owned subsidiary, AmeriCann Brands, Inc., has received two licenses from the Massachusetts Cannabis Control Commission to cultivate cannabis and provide extraction and product manufacturing support to the entire MCC project, as well as to other licensed cannabis farmers throughout regulated markets. AmeriCann Brands plans to operate in Building 2 at the MCC. In addition to large-scale extraction of cannabis plant material, AmeriCann Brands plans to produce branded consumer packaged goods including cannabis beverages, vaporizer products, edible products, non-edible products and concentrates at the state-of-the-art facility.

AmeriCann may replicate the brands, technology and innovations developed at its MCC project to additional markets.

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

RESULTS OF OPERATIONS

Total Revenues

During the three months ended June 30, 2023 and 2022, we generated $582,881 and $797,734 in revenue, respectively. The decrease in revenue is due to pricing compression of cannabis products in Massachusetts. During the nine months ended June 30, 2023 and 2022, we generated $2,066,053 and $1,708,781 in revenue, respectively. The increase in revenues is due to higher rental revenue and participation fee revenues as a result of increased cultivation yields and increases in the production and sale of manufactured goods from the Massachusetts Cannabis Center.

Cost of Revenues

During the three months ended June 30, 2023 and 2022, we incurred $0 and $12,000 of costs of revenue, respectively. During the nine months ended June 30, 2023 and 2022, we incurred $13,615 and $33,950 of cost of revenue, respectively. The decrease in cost is due to conclusion of a facilities maintenance agreement.

Advertising and Marketing Expenses

Advertising and marketing expenses were $646 and $9,968 for the three months ended June 30, 2023 and 2022, respectively. During the nine months ended June 30, 2023 and 2022, the advertising and marketing expenses were $6,017 and $33,106 , respectively. The decrease is due to lower social media and marketing expenses in 2023.

Professional Fees

Professional fees were $73,509 and $71,226 for the three months ended June 30, 2023 and 2022, respectively. The increase is primarily due to an increase in legal fees. During the nine months ended June 30, 2023 and 2022, the professional fees were $277,361 and $282,462, respectively. The decrease is primarily due to a decrease in legal fees.

General and Administrative Expenses

General and administrative expenses were $380,060 and $378,131 for the three months ended June 30, 2023 and 2022, respectively. The increase is primarily due to increase in depreciation expense. During the nine months ended June 30, 2023 and 2022, the general and administrative expenses were $1,163,323 and $1,623,620, respectively. The decrease is primarily due to stock option compensation expense in 2022.

Interest Income

Interest income was $578 and $1,822 for the three months ended June 30, 2023 and 2022, respectively.  During the nine months ended June 30, 2023 and 2022, the interest income was $3,374 and $8,502, respectively. The decrease is a result of a decline in the principal balance of the BASK note receivable.

Interest Expense

Interest expense was $185,169 and $165,497 for the three months ended June 30, 2023 and 2022, respectively. The increase is primarily attributable to amortization of debt discounts. During the nine months ended June 30, 2023 and 2022, the interest expense was $555,669 and $497,463, respectively.

Net Operating Income/Loss

We had a net loss of $(55,925) and net income of $162,734 for the three months ended June 30, 2023 and 2022, respectively. The increase in net loss is attributed primarily to the decrease in revenue as a result of pricing compression of cannabis products in Massachusetts. We had a net income of $53,442 and net loss of $(346,054) for the nine months ended June 30, 2023 and 2022, respectively. The increase in net income is primarily due to an increase in revenues and decrease in stock option compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $19,705,247 and $19,758,689 at June 30, 2023 and September 30, 2022, respectively.

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

Analysis of Cash Flows

During the nine months ended June 30, 2023, our net cash flows provided by operations were $445,595 as compared to net cash flows provided by operations of $484,493 for the nine months ended June 30, 2022. The decrease is primarily due to an increase in our net income during the nine months ended June 30, 2023 offset by timing of working capital payments, and non-cash stock-based compensation expense during the nine months ended June 30, 2022.

Cash flows used by investing activities were $(244,760) and $(195,436) for the nine months ended June 30, 2023 and 2022, respectively, consisting of payments received on notes receivable offset by additions to property and equipment and construction in progress.

Cash flows used by financing activities were $150,000 and $0 for the nine months ended June 30, 2023 and 2022, respectively, consisting of principal payments on notes payable.

We do not have any firm commitments from any person to provide us with any additional capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2023, we did not have any off-balance sheet arrangements.

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICANN, INC.

Dated: August 14, 2023	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer