Form 10-K
period 2023-09-30
AmeriCann, Inc.
filed 2023-12-22
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).  Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2023, was approximately $3,256,000.

As of December 6, 2023, the registrant had 24,391,961 outstanding shares of common stock.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements.  Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied.  We caution you not to put undue reliance on these statements which speak only as of the date of this report.

ITEM 1.	BUSINESS.

AmeriCann, Inc. (“AmeriCann”) designs, develops, leases and operates state-of-the-art cannabis cultivation, processing and manufacturing facilities. Our business plan is based on the continued growth of the regulated marijuana market in the United States.

AmeriCann’s team includes board members, consultants, engineers and architects who specialize in real estate development, traditional horticulture, lean manufacturing, medical research, facility construction, regulatory compliance, security, marijuana cultivation and genetics, extraction processes, and infused product development.

AmeriCann uses greenhouse technology which is superior to the current industry standard of growing cannabis in warehouse facilities under artificial lights. According to industry experts, by capturing natural sunlight, greenhouses use 25 percent fewer lights, and utility bills are up to 75 percent less than in typical warehouse cultivation facilities. As such, AmeriCann’s Canopy System enables cannabis to be produced with a greatly reduced carbon footprint, making the final product less expensive. Additionally, greenhouse construction costs can be nearly half of warehouse construction costs. AmeriCann’s business is committed to sustainable, clean cultivation of cannabis and to social and environmental ethics, transparency and accountability.

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

The first phase of the million square foot project, Building 1, a 30,000 square foot cultivation and processing facility, is fully-operational and is currently 100% leased by a vertically-integrated Massachusetts cannabis company. AmeriCann generates revenue through lease arrangements with the operators that includes base rent and turnover rent (i.e., a revenue participation fee).

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

As part of a simultaneous transaction, we assigned the property rights to Massachusetts Medical Properties, LLC (“MMP”) for a nominal fee and entered a lease agreement pursuant to which MMP agreed to lease the property to us for an initial term of fifty (50) years. We have the option to extend the term of the lease for four (4) additional ten (10) year periods. The lease is a triple net lease. We pay all real estate taxes, repairs, maintenance and insurance. A portion of these expenses are reimbursed by the tenant.

The lease payments are the greater of (a) $30,000 per month; (b) $0.38 per square foot per month of any structure built on the property; or (c) 1.5% of all gross monthly sales of products sold by the Company, any assignee of the Company, or any subtenant of the Company. The lease payments will be adjusted up (but not down) every five (5) years by any increase in the Consumer Price Index.

Plans for the MCC include the construction of sustainable greenhouse cultivation and processing facilities that will be leased to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana and Adult Use Programs

The Town of Freetown Planning Board has approved our site plan application for the MCC, which includes 824,449 square feet of infrastructure for cannabis cultivation, processing, product manufacturing and associated administration in Freetown's Industrial Park.

We are developing MCC in phases that will consist of eight different building sites. The buildings have been approved for the following approximate sizes:

Building 1:	30,862 square feet
Building 2:	64,941 square feet
Building 3:	172,800 square feet
Building 4:	162,200 square feet
Building 5:	162,200 square feet
Building 6:	162,200 square feet
Building 7:	59,246 square feet
Building 8:	10,000 square feet.

Building 1 is a fully-constructed and operational, state-of-the-art greenhouse cultivation and product manufacturing facility.

On July 26, 2019 we entered into a Triple Net Lease for Building 1 with BASK, Inc. ("BASK"). Building 1, an Adult-Use and Medical cannabis cultivation and processing facility, is the first phase of the MCC. BASK commenced operations in Building 1 in February of 2020 and is licensed by the Massachusetts Cannabis Control Commission to cultivate, process and sell cannabis.

The 15-year lease for Building 1 with BASK provides, in addition to a monthly Base Rent, a Revenue Participation Fee whereby we will receive 15% of all gross monthly sales of cannabis, cannabis-infused products and non-cannabis products produced at Building 1.

Building 2 is the next phase of the MCC development where we plan to occupy space for cannabis cultivation and product manufacturing. Designs for Building 2 include 64,941 square feet of GMP certified product manufacturing and extraction capabilities.

On November 19, 2020, AmeriCann received two licenses from the Massachusetts Cannabis Control Commission. The licenses are for Cannabis Cultivation and a license for Cannabis Product Manufacturing. The Cannabis Product Manufacturing licenses awarded to AmeriCann are designated to be operated in Building 2 of the MCC. The Cannabis Cultivation license awarded to AmeriCann are designed to be operated in Building 3 of the MCC.

For the remainder of the project, we intend to enter into agreements with other licensed cannabis businesses in Massachusetts to occupy space in the MCC. We will generate revenue through lease arrangements with the operators that include base rents and revenue participation fee payments up to 15% of gross revenue generated from products produced at the MCC. We plan to replicate the brands, technology and innovations developed at the MCC to new markets.

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

As of November 30, 2023, we had three full time employees, that being Timothy Keogh, our Chief Executive Officer, Benjamin Barton, Chief Financial Officer and our Office Manager.  As of November 30, 2023, Mr. Keogh was spending approximately 90% of his time on our business and Mr. Barton was spending approximately 95% of his time on our business.

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

Our common stock is quoted on the OTCQB under the trading symbol “ACAN”. Shown below is the range of high and low closing prices for our common stock as reported by the OTCQB for the periods presented:

Quarter Ended	High	Low

December 31, 2021	$0.74	$0.44
March 31, 2022	$0.74	$0.38
June 30, 2022	$0.55	$0.31
September 30, 2022	$0.45	$0.28

December 31, 2022	$0.32	$0.09
March 31, 2023	$0.29	$0.09
June 30, 2023	$0.24	$0.16
September 30, 2023	$0.34	$0.18

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

As of November 30, 2023, we had approximately 120 shareholders of record and 24,391,961 outstanding shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Year Ended September 30, 2023 compared to the Year Ended September 30, 2022

Total Revenues

During the year ended September 30, 2023, we generated $2,552,200 in revenue, as compared to $2,927,819 for the year ended September 30, 2022. The $375,619 decrease in revenue is primarily due to supply chain disruptions for packaging and non-cannabis inputs for packaged goods produced at the MCC during the 4th quarter of the year ended September 30, 2023. The Massachusetts market has experienced pricing compression for flower products during the year ended September 30, 2023 which also contributed to the decrease in revenue.

Cost of Revenues

During the year ended September 30, 2023, we incurred $16,170 of costs of revenue, as compared to $45,950 for the year ended September 30, 2022. The decrease in cost is due to the conclusion of a facilities maintenance agreement.

Advertising and Marketing Expenses

Advertising and marketing expenses were $9,743 for the year ended September 30, 2023, as compared to $37,731 for the year ended September 30, 2022. The decrease is due to a decrease in marketing and social media costs.

Professional Fees

Professional fees were $359,669 for the year ended September 30, 2023, as compared to $343,829 for the year ended September 30, 2022. The increase in professional fees is primarily due to an increase in accounting and auditing and consulting fees.

General and Administrative Expenses

General and administrative expenses were $1,554,948 for the year ended September 30, 2023, as compared to $2,017,582 for the year ended September 30, 2022.  The decrease is primarily a result of a decrease in stock compensation costs.

Interest Income

Interest income was $3,440 for the year ended September 30, 2023, as compared to $11,504 for the year ended September 30, 2022.

Interest Expense

Interest expense was $709,865 for the year ended September 30, 2023, as compared to $667,475 for the year ended September 30, 2022. The increase is primarily attributable to amortization of debt discounts.

Net Loss

We had a net loss of $94,755 for the year ended September 30, 2023, as compared to a net loss of $173,244 for the year ended September 30, 2022. The decrease in net loss is primarily the result of a decrease in stock compensation expense offset by a decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES

Loans

On August 2, 2019 we secured a $4,000,000 loan from an unrelated third party. The loan was evidenced by a note which bears interest at the rate of 11% per year. On December 4, 2020, the loan was increased by $500,000 and the maturity date was extended from August 2, 2022 to August 1, 2023. In July 2023, the maturity date was further extended to December 1, 2023 while all other provisions of the original loan remained the same. On November 30, 2023, the maturity date was extended to January 31, 2024 while all other provisions of the original loan remained the same. The loan is secured by a first lien on Building 1 at the MCC.

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

Sale of Common Stock and Warrants

Currently the company has 2,148,000 warrants issued and outstanding with exercise prices ranging from $1.25 to $1.50 and expiration dates ranging from August 2, 2024 to December 31, 2024 associated with transactions prior to October 1, 2019.

During the year ended September 30, 2023, we did not issue any stock for services.

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

Analysis of Cash Flows

During the year ended September 30, 2023, cash flows provided by operations were $579,860 as compared to net cash flows provided by operations of $848,738 for the year ended September 30, 2022. The decrease is primarily due to a decrease in stock-based compensation and timing of working capital payments.

Cash flows used in investing activities were $635,981 for the year ended September 30, 2023, consisting primarily of a new note receivable, additions to property and equipment and construction in progress, offset by payments received on notes receivable. Cash flows used in investing activities was $204,013 for the year ended September 30, 2022, consisting primarily of additions to construction in progress.

Cash flows used in financing activities were $150,000 for the year ended September 30, 2023, consisting of payments on note payable. Cash flows provided by financing activities was $0 for the year ended September 30, 2022.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $19,853,444 and $19,758,689 at September 30, 2023 and 2022, respectively, and had a net loss of $94,755 for the year ended September 30, 2023.

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

Income Taxes

The Company follows FASB Codification Topic 740-10-25 (ASC 740-10-25) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the consolidated financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2023 and 2022, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

For federal tax purposes, our 2020 through 2022 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Concentration of Credit Risks and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, notes receivables, deposits, and tenant receivables. We place our cash with high credit quality financial institutions. As of September 30, 2023, we had outstanding notes receivable of $400,000 and a tenant receivable of $103,450 with a customer, previously a related party.

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

Derivative Liabilities

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each consolidated balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. We determined that none of our financial instruments meet the criteria for derivative accounting as of September 30, 2023 and 2022.

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

Long-lived assets

Our long-lived assets consist of property and equipment and are reviewed for impairment in accordance with the guidance of the Topic ASC Topic 360, Property, Plant, and Equipment. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairment losses recognized for the years ended September 30, 2023 and 2022.

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

Stock-Based Compensation

We account for share-based awards to employees in accordance with ASC Topic 718, Stock Compensation. Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Share-based awards to non-employees are accounted for in accordance with ASU 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting, which aligns the accounting for nonemployee share-based payments with accounting of share-based payments to employees.

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

Revenue Recognition

Property lease revenue is earned through annual leases for facilities used in agricultural/manufacturing activities and the Company records revenues on a straight-line basis over the term of these leases.  Property lease revenues from these sources are recurring on an annual basis.  Unearned property lease revenues were $0 at both September 30, 2023 and 2022.

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

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Shares issuable upon the exercise of equity instruments such as warrants and options were not included in the loss per share calculations for 2023 and 2022 because the inclusion would have been anti-dilutive.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2023, we did not have any off-consolidated balance sheet arrangements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Attached.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective for the same reasons that our internal control over financial reporting was not adequate.

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2023. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework, published in 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2023 at the reasonable assurance level, as a result of material weaknesses related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP, limited or no segregation of duties, and lack of independent directors. As a result, we did not adequately document or test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis. While management has reviewed the consolidated financial statements and underlying information included in this Annual Report on Form 10-K in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects, the material weaknesses that existed in fiscal 2023 could have led to an error in the original accounting of the estimated fair market value of certain equity instruments.

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

While we have not yet remediated these material weaknesses, we will continue our remediation efforts during fiscal 2024.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Timothy Keogh	44	Chief Executive Officer and a Director
Benjamin J. Barton	59	Chief Financial and Accounting Officer and a Director
J. Tyler Opel	35	Director

The following is a brief summary of the background of each officer and director including their principal occupations during the past several years.  All directors will serve until their successors are elected and qualified or until they are removed.

Timothy Keogh was appointed our Chief Executive Officer and a director on March 25, 2014. As our Chief Executive Officer, Mr. Keogh has developed sustainable practices and traditional horticultural approaches to the production of cannabis to benefit patients and adults (21+) in regulated markets. Prior to joining AmeriCann, Mr. Keogh was the Chief Executive Officer and a director of Bask, Inc (f/k/a Coastal Compassion, Inc.), a non-profit corporation that has entered the medical marijuana business in Massachusetts. BASKS’s efforts began in September of 2012 and was formalized under Massachusetts G.L. Chapter 180 in August of 2013.  Under the direction of Mr. Keogh, Bask, Inc. received a limited number Final Certificates for cultivation, processing and dispensing of cannabis in Massachusetts.

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

Mr. Keogh was recognized by Marijuana Business Daily as one of the top entrepreneurs in the cannabis industry and continues to be an invited speaker at investment and cannabis industry events throughout the United States.  Mr. Keogh holds a Bachelor of Science in Business Administration from Mount St. Mary’s College.

Ben Barton was appointed a director on January 14, 2014 and Chief Financial Officer on January 22, 2014. Since 1986, Mr. Barton has been active in all aspects of venture capital and public stock offerings. Since 2005, Mr. Barton has been the Managing Director of Strategic Capital Partners, LLC, a private investment company specializing in emerging companies. Mr. Barton was one of the founders of SRC Energy, Inc., an energy company that traded on the NYSE. Prior to earning an MBA in Finance from UCLA, Mr. Barton received his Bachelor of Science degree in Political Science from Arizona State University.

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

In March 25, 2014, we entered into an employment agreement with Mr. Keogh.  The agreement with Mr. Keogh has since expired. Pursuant to the employment agreement, Strategic Capital Partners, LLC, our largest shareholder, sold 1,200,000 shares of our common stock to Mr. Keogh at a price of $0.001 per share.

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

Security holder communications not sent to the Board of Directors as a whole or to specified board members will not be relayed to other board members.

The Company’s directors received the following compensation during the years ended September 30, 2023 and September 30, 2022:

			Stock Awards	Options Awards	All Other
	Name	Paid in Cash	(1)	(2)	Compensation
2023
	Timothy Keogh	$-	$-	$-	$-
	Benjamin J. Barton	$-	$-	$-	$-
	J. Tyler Opel	$-	$-	$-	$-
2022
	Timothy Keogh	$-	$30,000	$-	$-
	Benjamin J. Barton	$-	$30,000	$-	$-
	J. Tyler Opel	$-	$30,000	$-	$-

(1)	The fair value of stock issued for services computed on the date of grant.

(2)	The fair value of options granted computed on the date of grant.

ITEM 11.	EXECUTIVE COMPENSATION.

During the years ended September 30, 2023 and 2022 the following amounts were earned by our officers:

Name	Year	Salary	Bonus	Stock Awards (1)	Option Awards	All Other Compensation (2)	Total

Timothy Keogh	2023	$180,000	$-	$-	$-	$-	$180,000
Chief Executive Officer	2022	$180,000	$-	$30,000	$-	$-	$210,000

Benjamin J. Barton	2023	$-	$-	$-	$-	$180,000	$180,000
Chief Financial Officer	2022	$-	$-	$30,000	$-	$180,000	$210,000

(1)	The value of all stock awarded during the periods covered by the table calculated according to ASC 718-10-30-3, which represented the grant date fair value.

(2)	Consulting fees earned by Strategic Capital Partners, LLC, an entity controlled by Mr. Barton.

The following shows the amounts we expect to pay to our officers during the year ended September 30, 2024 and the amount of time these persons expect to devote to our business.

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

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company’s Stock Incentive Plan as of September 30, 2023, the Company’s recently completed fiscal year:

Plan	Total Shares Reserved Under the Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)	(b)	(c)

Stock Incentive Plan	2,500,000	1,700,000	1.94	800,000

The Company’s Stock Incentive Plan has not been approved by the Company’s shareholders.

The following shows certain information as of November 30, 2023 concerning the stock options and stock bonuses granted pursuant to the Stock Incentive Plan. Each option represents the right to purchase one share of our common stock.

Total Shares Reserved Under the Plan	Shares Reserved for Outstanding Options	Shares Issued As Stock Bonus	Remaining Options/Shares Under the Plan

2,500,000	1,700,000	-	800,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the ownership, as of November 30, 2023, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group.  Each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned (2)	Percentage of Outstanding shares

Timothy Keogh	1,365,625	5.6%
Benjamin J. Barton	160,625	0.7%
J. Tyler Opel	160,625	0.7%
Strategic Capital Partners, LLC (1)	8,966,665	36.8%

All officers and directors as a group (three persons)	10,653,540	43.8%

(1)	Strategic Capital Partners, LLC is controlled by Mr. Barton.
(2)	Does not include shares issuable upon the exercise of the warrants and options listed below, all of which were exercisable as of November 30, 2023.

Name	Date of Issuance	Shares upon exercise of warrants or options	Exercise Price	Expiration Date
Strategic Capital Partners, LLC (1)	9/30/2019	1,500,000	$1.25	12/31/2024

Timothy Keogh	9/30/2019	300,000	$1.50	8/2/2024
	9/30/2020	250,000	$1.50	9/30/2025
	9/30/2020	250,000	$3.00	9/30/2025

Ben Barton	9/30/2019	300,000	$1.50	8/2/2024
	9/30/2020	250,000	$1.50	9/30/2025
	9/30/2020	250,000	$3.00	9/30/2025

(1)	Strategic Capital Partners, LLC, is controlled by Mr. Barton.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 into a new loan with payments over 5 years with 18% interest. As of September 30, 2023, the outstanding loan balance was $0.

BASK has entered into a 15-Year NNN lease of Building 1 of the MCC. The lease commenced on September 1, 2019 and includes a base rent and a revenue participation fee. As of September 30, 2023, the BASK tenant receivable balance was $103,450.

Tim Keogh, our Chief Executive Officer, was a Board Member of BASK between August 2013 and November 2021. Effective December 1, 2021, BASK was no longer classified as a related party.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

For the years ended September 30, 2023 and 2022, MaloneBailey, LLP served as our independent registered public accounting firm.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by our independent accountants for the audit of our annual consolidated financial statements for the years ended September 30, 2023 and 2022, and the aggregate fees paid or accrued for audit-related services and all other services rendered by our independent accountants for those years.

	Year Ended September 30,
	2023	2022

Audit fees	$88,310	$67,000
Tax fees	-	-
Other	-	-
Total	$88,310	$67,000

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AmeriCann, Inc.

Denver, CO

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmeriCann, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

December 22, 2023

AMERICANN, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	September 30, 2022

Assets
Current Assets:
Cash and cash equivalents	$1,135,006	$1,341,127
Restricted cash	9,967	9,967
Tenant receivable	103,450	251,462
Prepaid expenses and other current assets	23,415	62,766
Current potion of note receivable	62,116	43,185
Total current assets	1,333,954	1,708,507

Note receivable	337,884	-
Construction in progress	371,682	338,977
Property and Equipment, net	6,402,531	6,611,961
Operating lease - right-of-use asset	6,708,843	6,778,085
Total assets	$15,154,894	$15,437,530

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$87,247	$193,170
Accounts payable - related party	15,000	82,500
Interest payable (including $0 and $4,303 to related parties)	40,686	53,964
Other payables	6,365	8,612
Operating lease liability, short term	12,204	11,283
Notes payable	-	150,000
Note payable - related party	581,646	-
Notes payable (net of unamortized discounts of $0)	4,500,000	-
Total current liabilities	5,243,148	499,529

Notes payable (net of unamortized discounts of $0 and $162,353)	-	4,337,647
Note payable - related party	-	581,646
Operating lease liability, long term	4,204,389	4,216,596

Total liabilities	9,447,537	9,635,418

Commitments and contingencies - see Note 10

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,391,961 shares issued and outstanding as of September 30, 2023 and 2022	2,439	2,439
Additional paid in capital	25,558,362	25,558,362
Accumulated deficit	(19,853,444)	(19,758,689)
Total stockholders' equity	5,707,357	5,802,112

Total liabilities and stockholders' equity	$15,154,894	$15,437,530

See accompanying notes to consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2023	2022

Rental income	$2,552,200	2,520,555
Rental income - related party	-	407,264
Cost of revenues	16,170	45,950
Gross profit	2,536,030	2,881,869

Operating expenses:
Advertising and marketing	9,743	37,731
Professional fees	359,669	343,829
General and administrative expenses	1,554,948	2,017,582
Total operating expenses	1,924,360	2,399,142

Income from operations	611,670	482,727

Other income (expense):
Interest income	3,440	11,504
Interest expense	(657,517)	(615,127)
Interest expense - related party	(52,348)	(52,348)
Total other income (expense)	(706,425)	$(655,971)

Net loss	$(94,755)	$(173,244)

Basic and diluted loss per common share	(0.00)	$(0.01)

Weighted average common shares outstanding	24,391,961	24,333,911

See accompanying notes to consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2021	-	$-	24,196,310	$2,420	$25,093,435	$(19,585,445)	$5,510,410
Stock issued for services	-	-	195,651	19	89,981	-	90,000
Extension of warrants	-	-	-	-	374,946	-	374,946
Net loss	-	-	-	-	-	(173,244)	(173,244)
Balances, September 30, 2022	-	$-	24,391,961	2,439	25,558,362	(19,758,689)	5,802,112
Net loss	-	-	-	-	-	(94,755)	(94,755)
Balances, September 30, 2023	-	$-	24,391,961	$2,439	$25,558,362	$(19,853,444)	$5,707,357

See accompanying notes to consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(94,755)	$(173,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	455,891	449,923
Amortization of right of use assets	69,242	68,391
Stock based compensation and warrants revaluation expense	-	374,946
Stock issued for services	-	90,000
Amortization of debt discount	162,353	107,153
Changes in operating assets and liabilities:
Tenant receivable	148,012	258,854
Tenant receivable - related party	-	(251,462)
Prepaid expenses	39,351	(49,796)
Accounts payable and accrued expenses	(105,923)	3,150
Operating lease liability	(11,286)	(10,431)
Accounts payable - related party	(67,500)	(15,000)
Interest payable	(13,278)	(230)
Other payables	(2,247)	(3,516)
Net cash flows provided by operations	579,860	848,738

Cash flows from investing activities:
Additions to construction in progress	(32,705)	(245,577)
Additions to property and equipment	(246,461)	-
Payments received on notes receivable	43,185	41,564
Advances made on notes receivable	(400,000)	-
Net cash flows (used in) investing activities	(635,981)	(204,013)

Cash flows from financing activities:
Principal payments on notes payable	(150,000)	-
Net cash flows (used in) financing activities	(150,000)	-

Net change in cash, cash equivalents, and restricted cash	(206,121)	644,725

Cash, cash equivalents, and restricted cash at beginning of period	1,351,094	706,369

Cash, cash equivalents, and restricted cash at end of period	$1,144,973	$1,351,094

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$560,790	$563,799
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements.

AMERICANN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Income Taxes

The Company follows FASB Codification Topic 740-10-25 (ASC 740-10-25) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the consolidated financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2023 and 2022, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

For federal tax purposes, our 2020 through 2022 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Concentration of Credit Risks and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, notes receivable, deposits tenant receivables and notes receivable. We place our cash with high credit quality financial institutions. As of September 30, 2023 and 2022, we had outstanding notes receivable of $400,000 and $43,185, respectively and tenant receivables of $103,450 and $251,462, respectively, with BASK, Inc. ("BASK").

For the year ended September 30, 2023, all of the Company’s revenue was earned from one customer, BASK (which was a related party prior to December 2021, see Note 6).

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

Derivative Liabilities

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each consolidated balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. We determined that none of our financial instruments meet the criteria for derivative accounting as of September 30, 2023 and 2022.

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

Long-Lived Assets

Our long-lived assets consisted of property, plant and equipment and are reviewed for impairment in accordance with the guidance of the Topic ASC Topic 360, Property, Plant, and Equipment. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairment losses recognized for the years ended September 30, 2023 and 2022.

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

	September 30, 2023	September 30, 2022

Buildings and improvements	$7,854,548	$7,608,087
Computer equipment	349,576	349,576
Furniture and equipment	2,764	2,764
Total	8,206,888	7,960,427
Accumulated depreciation	(1,804,357)	(1,348,466)
Property and equipment, net	$6,402,531	$6,611,961

Depreciation expense for the years ended September 30, 2023 and 2022 amounted to $455,891 and $449,923, respectively.

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

Stock-Based Compensation

The Company accounts for share-based awards to employees in accordance with ASC Topic 718, Stock Compensation Under this guidance, stock compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the estimated service period (generally the vesting period) on the straight-line attribute method. Effective October 1, 2019, the Company adopted ASU 2018-07, Compensation – “Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting”, which aligns the accounting for nonemployee share-based payments with accounting of share-based payments to employees.

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

Property lease revenue is earned through annual leases for facilities used in agricultural/manufacturing activities and the Company records revenues on a straight-line basis over the term of these leases. Property lease revenues from these sources are recurring on an annual basis. Unearned property lease revenues were $0 at both September 30, 2023 and 2022. The Company also receives a revenue participation fee which is considered a variable payment and thus is recorded in the period earned in accordance with ASC 842.

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

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Shares issuable upon the exercise of equity instruments such as warrants and options were not included in the loss per share calculations for 2023 and 2022 because the inclusion would have been anti-dilutive.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This may result in the earlier recognition of allowances for losses. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this standard on the financial statements.

Recently Issued Accounting Pronouncements

During the year ended September 30, 2023, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

NOTE 2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $19,853,444 and $19,758,689 at September 30, 2023 and 2022, respectively, and had a net loss of $94,755 and $173,244 for the years ended September 30, 2023 and 2022, respectively. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	September 30, 2023	September 30, 2022

Cash and cash equivalents	$1,135,006	$1,341,127
Restricted cash	9,967	9,967
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$1,144,973	$1,351,094

Amounts included in restricted cash represent those required to be set aside by the Cannabis Control Commission in Massachusetts as well as by a contractual agreement with a lender for the payment of specific construction related expenditures as part of the Company’s property development in Massachusetts.

NOTE 4.	NOTES RECEIVABLE

Notes and other receivables as of September 30, 2023 and 2022, consisted of the following:

	September 30, 2023	September 30, 2022

Note receivable from BASK, interest rate of 18.0%; monthly principal and interest payments of $4,422, maturing in 2023.	$-	$43,185

Note receivable from BASK, interest rate of 12.0%; monthly principal and interest payments of $8,898, maturing in 2028.	400,000	-
	400,000	43,185

Less: Current portion	(62,116)	(43,185)

	$337,884	$-

NOTE 5.	NOTES PAYABLE

On August 2, 2019 the Company secured a $4,000,000 investment from an unrelated third party in the form of a loan. The loan was evidenced by a note which bore interest at the rate of 11% per year, was originally due and payable on August 2, 2022 and was secured by a first lien on Building 1 at the Massachusetts Cannabis Center (“MCC”).

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

On December 4, 2020, the loan was modified and increased by $500,000 and the maturity of the loan was extended to August 1, 2023. All other provisions of the original loan remain the same. The debt modification was deemed not substantial and was accounted for as a debt modification. The broker for the loan received a cash commission of $40,000 which was expensed when incurred.

On July 31, 2023, the loan was modified and the maturity of the loan was extended to December 1, 2023. On November 30, 2023, the maturity of the loan was extended to January 31, 2024. All other provisions of the previously modified loan remain the same. The debt modification was deemed not substantial and was accounted for as a debt modification. The broker for the loan received a cash commission of $7,500 which was expensed when incurred.

At September 30, 2023, the outstanding principal on this note was $4,500,000 and the unamortized debt discount was $0. All debt discounts are being amortized on a straight-line basis over the terms of the note. Amortization expense related to the debt discounts was $162,353 and $107,153 for the years ended September 30, 2023 and 2022, respectively.

February 2018 Convertible Note Offering

On February 12, 2018 the Company sold convertible notes in the principal amount of $810,000 to a group of accredited investors. The notes were unsecured and bore interest at 8% per year. On October 12, 2020, the remaining note was extended to mature on June 30, 2022. On December 15, 2021, the remaining note was extended to mature on December 31, 2022. On October 5, 2022, the Company paid $159,140 to fully repay the $150,000 note including $9,140 of interest. At September 30, 2023 and September 30, 2022, the outstanding principal on these notes was $0 and $150,000, respectively.

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

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 and setup a new loan with payments over 5 years with 18% interest. At September 30, 2023 and 2022, the outstanding balance on the note receivable was $0 and $43,185, respectively.

On July 26, 2019, the Company entered into a 15-Year Triple Net lease of Building 1 of the MCC with BASK. The lease commenced on September 1, 2019 and includes an annual base rent of $138,762 and a revenue participation fee equivalent to 15% of BASK's gross revenues. As of September 30, 2023, the BASK tenant receivable balance was $103,450.

Tim Keogh, our Chief Executive Officer, was a Board Member of BASK between August 2013 and November 2021. Effective December 1, 2021, BASK was no longer classified as a related party.

SCP. On September 30, 2019, we entered into an amended note with Strategic Capital Partners, LLC (“SCP”), in the principal amount of $1,756,646, bearing interest of 9% per year and maturing on December 31, 2022. During the year ended September 30, 2022, the maturity of the note was extended to December 31, 2023.

Accrued interest on the note was $0 and $4,303 at September 30, 2023 and September 30, 2022, respectively.

At September 30, 2023 and 2022, the outstanding principal on this note was $581,646.

During the year ended September 30, 2023, the Company incurred $180,000 of consulting expenses with SCP and paid $247,500. As of September 30, 2023, $15,000 remains unpaid. During the year ended September 30, 2022 the Company incurred $180,000 of consulting expenses with SCP of which $82,500 remained outstanding at September 30, 2022.

The Company leases office space from SCP. Lease expense for office space was $30,000 for the years ended September 30, 2023 and 2022.

SCP is controlled by Benjamin J. Barton, one of our officers and directors and principal shareholders.

NOTE 7.	LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year ended
	September 30,
	2023	2022

Net loss attributable to common stockholders	$(94,755)	$(173,244)

Basic weighted average outstanding shares of common stock	24,391,961	24,333,911
Dilutive effects of common share equivalents	-	-
Dilutive weighted average outstanding shares of common stock	24,391,961	24,333,911

Basic and diluted net loss per share of common stock	$(0.00)	$(0.01)

As of September 30, 2023, we have excluded 1,700,000 of stock options and 2,148,000 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive. As of September 30, 2022, we have excluded 1,700,000 of stock options and 4,026,650 of warrants and 100,000 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net loss per share since the effects are anti-dilutive.

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

The components of the deferred income tax assets and liabilities arising under ASC Topic 740 were as follows:

	September 30,
	2023	2022

Deferred tax assets	$2,539,487	$2,651,840
Deferred tax liabilities	-	-
Valuation allowance	(2,539,487)	(2,651,840)

Net deferred tax assets/(liabilities)	-	-

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	September 30,
	2023		2022
	Temporary Difference	Tax Effect	Temporary Difference	Tax Effect

Deferred tax assets
Net operating loss	$94,755	$29,185	$173,244	$53,550
Tax impact true up	-	-	-	-
Other temporary differences	(438,313)	$(135,000)	(721,657)	$(223,064)
Net deferred tax assets	(343,558)	(105,815)	(548,413)	(169,514
Valuation allowance	343,558	105,815	548,413	169,514)
Total deferred tax asset	-	-	-	-

Deferred tax liabilities
Total deferred liability	-	-	-	-
Total net deferred tax asset	$-	$-	$-	$-

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At September 30, 2023 and September 30, 2022, the Company had approximately $11,037,777 and $11,383,482 respectively, in unused federal net operating loss carryforwards, which will begin to expire principally in the year 2035. A deferred tax (liability)/asset at each date of approximately $2,539,487 and $2,651,840 resulting from the loss carryforwards and other temporary differences has been offset by a 100% valuation allowance. The change in the valuation allowance for the years ended September 30, 2023 and September 30, 2022 was approximately $(112,353) and $(92,833).

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	September 30,
	2023	2022

U.S. Federal statutory graduated rate	21.00%	21.00%
State income tax rate, net of federal benefit	9.80%	9.91%
Total rate	30.80%	30.91%

Less: Net operating loss for which no benefit is currently available	(30.80)%	(30.91)%

Net effective rate	0.00%	0.00%

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are September 30, 2020, 2021, and 2022. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

We recorded a valuation allowance against all of our deferred tax assets as of both September 30, 2023, and September 30, 2022. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the near future, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed.

NOTE 9.	EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock. No preferred shares were outstanding at September 30, 2023 and 2022.

Common Stock

During the year ended September 30, 2023, we did not issue any stock.

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

Options Issuances in 2023

The Company did not issue any options during the year ended September 30, 2023.

Options Issuances in 2022

The Company did not issue any options during the year ended September 30, 2022.

The following table shows the stock option activity for the years ended September 30, 2023 and 2022:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Exercisable at September 30, 2022	1,700,000	$1.94	4.7	$-
Outstanding as of September 30, 2023	1,700,000	$1.94	3.4	$-
Vested and expected to vest at September 30, 2023	1,700,000	$1.94	3.4	$-
Exercisable at September 30, 2023	1,700,000	$1.94	3.4	$-

Warrants

In December 2021, the Company extended the expiration date of certain warrants to December 31, 2024 and recorded a warrants revaluation expense based on a Black Sholes model calculation of $255,600.

Warrant Issuances in 2023

The Company did not issue any warrants during the year ended September 30, 2023.

Warrant Issuances in 2022

The Company did not issue any warrants during the year ended September 30, 2022.

The following table shows the warrant activity for the years ended September 30, 2023 and 2022:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding as of September 30, 2022	4,026,650	1.40	1.20	$-
Expired	(1,878,650)	1.48
Outstanding as of September 30, 2023	2,148,000	1.33	1.13	$-
Exercisable at September 30, 2023	2,148,000	1.33	1.13	$-

NOTE 10.	COMMITMENTS AND CONTINGENCIES

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

The Company completed the construction of Building 1 on the leased land and on September 1, 2019, BASK, commenced its 15-year sublease of Building 1 which includes a base rent plus 15% of BASK’s gross revenues. This sublease income is recorded as Rental income and Rental income – related party through November 2021 and as Rental income between December 2021 and through September 2023 on the Company’s consolidated statements of operations.

As of September 30, 2023, the Company’s right-of-use assets were $6,708,843, the Company’s current maturities of operating lease liabilities were $12,204, and the Company’s noncurrent lease liabilities were $4,204,389. During the year ended September 30, 2023, the Company had operating cash flows from operating leases of $341,450.

The table below presents lease related terms and discount rates as of September 30, 2023.

As of September 30, 2023

Weighted average remaining lease term
Operating leases	43.00
Weighted average discount rate
Operating leases	7.9%

The reconciliation of the maturities of the operating leases to the lease liabilities recorded in the Consolidated Balance Sheet as of September 30, 2023 are as follows:

2023	341,500
2024	341,500
2025	341,500
2026	341,500
2027	341,500
Thereafter	12,977,000

Total lease payments	14,684,500
Less: Interest	(10,467,907)
$4,216,593

Less: operating lease liability, current portion	(12,204)
Operating lease liability, long term	$4,204,389

Office space

The Company leases its office space located at 1555 Blake St., Unit 502, Denver, CO 80202 for $2,500 per month with a lease term of less than 12 months from SCP, a related party. See Note 6.

Aggregate rental expense under all leases totaled $481,375 and $475,249 for the years ended September 30, 2023 and 2022, respectively.

NOTE 11.	SUBSEQUENT EVENTS

On November 30, 2023, the maturity date of the $4,500,000 loan was extended to January 31, 2024 while all other provisions of the note remained the same.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of December, 2023.

AMERICANN, INC.

By:	/s/ Timothy Keogh
Timothy Keogh, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Keogh
Timothy Keogh	Chief Executive Officer and a Director	December 22, 2023

/s/ Benjamin J. Barton
Benjamin J. Barton	Chief Financial and Accounting Officer and a Director	December 22, 2023

/s/ J. Tyler Opel
J. Tyler Opel	Director	December 22, 2023