Form 10-Q
period 2023-12-31
AmeriCann, Inc.
filed 2024-02-14
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 12, 2024, the registrant had 24,391,961 shares of common stock outstanding.

AMERICANN, INC.

FORM 10-Q

PART I:  FINANCIAL INFORMATION

ITEM 1.      UNAUDITED FINANCIAL STATEMENTS

AMERICANN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2023	September 30, 2023

Assets
Current Assets:
Cash and cash equivalents	$807,607	$1,135,006
Restricted cash	9,967	9,967
Tenant receivable	379,064	103,450
Prepaid expenses and other current assets	22,797	23,415
Current portion of note receivable	63,998	62,116
Total current assets	1,283,433	1,333,954

Note receivable	326,157	337,884
Construction in progress	371,682	371,682
Property and Equipment, net	6,286,969	6,402,531
Operating lease - right-of-use asset	6,691,391	6,708,843
Total assets	$14,959,632	$15,154,894

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$86,775	$87,247
Accounts payable - related party	-	15,000
Interest payable	42,042	40,686
Other payables	180	6,365
Operating lease liability, short term	12,446	12,204
Note payable - related party	581,646	581,646
Notes payable (net of unamortized discounts of $0)	4,500,000	4,500,000
Total current liabilities	5,223,089	5,243,148

Operating lease liability, long term	4,201,185	4,204,389

Total liabilities	9,424,274	9,447,537

Commitments and contingencies - see Note 6

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,391,961 shares issued and outstanding as of December 31, 2023 and September 30, 2023	2,439	2,439
Additional paid in capital	25,558,362	25,558,362
Accumulated deficit	(20,025,443)	(19,853,444)
Total stockholders' equity	5,535,358	5,707,357

Total liabilities and stockholders' equity	$14,959,632	$15,154,894

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended December 31,
	2023	2022

Rental income	$475,629	734,766
Cost of revenues	780	13,615
Gross profit	474,849	721,151

Operating expenses:
Advertising and marketing	281	1,418
Professional fees	111,851	120,513
General and administrative expenses	403,610	391,306
Total operating expenses	515,742	513,237

(Loss) income from operations	(40,893)	207,914

Other income (expense):
Interest income	7,951	1,663
Interest expense	(125,862)	(186,832)
Interest expense - related party	(13,195)	-
Total other income (expense)	(131,106)	$(185,169)

Net (loss)/income	$(171,999)	$22,745

Basic and diluted (loss)/income per common share	$(0.01)	$0.00

Weighted average common shares outstanding	24,391,961	24,391,961

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2022	-	$-	24,391,961	$2,439	$25,558,362	$(19,758,689)	$5,802,112
Net income	-	-	-	-	-	22,745	22,745
Balances, December 31, 2022	-	$-	24,391,961	$2,439	$25,558,362	$(19,735,944)	$5,824,857

Balances, September 30, 2023	-	$-	24,391,961	$2,439	$25,558,362	$(19,853,444)	$5,707,357
Net loss	-	-	-	-	-	(171,999)	(171,999)
Balances, December 31, 2023	-	$-	24,391,961	$2,439	$25,558,362	$(20,025,443)	$5,535,358

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31
	2023	2022
Cash flows from operating activities:
Net (loss)/income	$(171,999)	$22,745
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	115,562	112,481
Amortization of right of use assets	17,452	17,228
Amortization of debt discount	-	48,706
Changes in operating assets and liabilities:
Tenant receivable	(275,614)	8,912
Prepaid expenses	618	59,433
Accounts payable and accrued expenses	(472)	(63,328)
Operating lease liability	(2,962)	(2,739)
Accounts payable - related party	(15,000)	(82,500)
Interest payable	1,356	(7,476)
Other payables	(6,185)	(2,192)
Net cash flows (used in) provided by operations	(337,244)	111,270

Cash flows from investing activities:
Additions to construction in progress	-	(40,684)
Payments received on notes receivable	9,845	11,604
Net cash flows provided by (used in) investing activities	9,845	(29,080)

Cash flows from financing activities:
Principal payments on notes payable	-	(150,000)
Net cash flows (used in) financing activities	-	(150,000)

Net change in cash, cash equivalents, and restricted cash	(327,399)	(67,810)

Cash, cash equivalents, and restricted cash at beginning of period	1,144,973	1,351,094

Cash, cash equivalents, and restricted cash at end of period	$817,574	$1,283,284

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$137,701	$145,602
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

AmeriCann, Inc. ("the Company", “we”, “our” or "the Issuer") was organized under the laws of the State of Delaware on June 25, 2010. The Company changed its corporate domicile to Colorado in 2022.

The Company designs, develops, leases and operates state-of-the-art cannabis cultivation, processing and manufacturing facilities.

The Company's activities are subject to significant risks and uncertainties including the potential failure to secure funding to continue its operations.

Basis of Presentation

The (a) consolidated balance sheet as of September 30, 2023, which has been derived from audited financial statements, and (b) the unaudited financial statements as of and for the three months ended December 31, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on December 22, 2023. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2023 as reported in the Form 10-K have been omitted.

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

Significant Accounting Policies

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	December 31, 2023	September 30, 2023

Cash and cash equivalents	$807,607	$1,135,006
Restricted cash	9,967	9,967
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$817,574	$1,144,973

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

Property and Equipment, net

Property and equipment are stated at cost. Depreciation of property and equipment begins in the month following the month when the asset is placed into service and is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to twenty years. Property and equipment consist of:

	December 31, 2023	September 30, 2023

Buildings and improvements	$7,854,548	$7,854,548
Computer equipment	349,576	349,576
Furniture and equipment	2,764	2,764
Total	8,206,888	8,206,888
Accumulated depreciation	(1,919,919)	(1,804,357)
Property and equipment, net	$6,286,969	$6,402,531

Depreciation expense for the three months ended December 31, 2023 and December 31, 2022 amounted to $115,562 and $112,481.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This may result in the earlier recognition of allowances for losses. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is adopted the new guidance under ASU 2016-13 in the first quarter of fiscal year 2024, and determined that the impact of the adoption on its financial statements is immaterial.

NOTE 2. GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $20,025,443 and $19,853,444 at December 31, 2023 and September 30, 2023, respectively. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management may raise additional funds through the sale of its securities or borrowings from third parties.

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

NOTE 3. NOTE RECEIVABLE

Notes and other receivables as of December 31, 2023 and September 30, 2023, consisted of the following:

	December 31, 2023	September 30, 2023

Note receivable from BASK, interest rate of 12.0%; monthly principal and interest payments of $8,898, maturing in 2028.	390,155	400,000
	390,155	400,000

Less: Current portion	(63,998)	(62,116)

	$326,157	$337,884

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

On December 4, 2020, the loan was modified and increased by $500,000 and the maturity date of the loan was extended to August 1, 2023. All other provisions of the original loan remained the same. The debt modification was deemed not substantial and was accounted for as a debt modification. The broker for the loan received a cash commission of $40,000 which was expensed when incurred.

In July 2023, the maturity date was further extended to December 1, 2023. On November 30, 2023, the maturity of the loan was extended to January 31, 2024. All other provisions of the previously modified loan remain the same. The debt modification was deemed not substantial and was accounted for as a debt modification. The broker for the loan received a cash commission of $7,500 which was expensed when incurred. On January 31, 2024, the maturity date of the loan was further extended until April 15, 2024. All other provisions of the previously modified loan remain the same.

At December 31, 2023, the outstanding principal on this note was $4,500,000 and the unamortized debt discount was $0. All debt discounts are being amortized on a straight-line basis over the term of the modified note. Amortization expense related to the debt discounts was $0 and $48,706 for the three months ended December 31, 2023 and 2022, respectively.

The modified note is secured by a first lien on Building 1 at the Company’s Massachusetts Cannabis Center (“MCC”).

February 2018 Convertible Note Offering

On February 12, 2018, the Company sold convertible notes in the principal amount of $810,000 to a group of accredited investors. The notes were unsecured and bore interest at 8% per year. On October 12, 2020, this remaining note was extended to mature on December 31, 2021. On December 15, 2021, the remaining note of $150,000 was extended to mature on December 31, 2022. On October 5, 2022, the Company paid $159,140 to fully repay the $150,000 note including $9,140 of interest. At December 31, 2023 and September 30, 2023, the outstanding principal on this note was $0.

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

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 into a new loan with payments over 5 years with 18% interest. During the three months ended December 31, 2022, the Company received payments of $11,604 on this loan. At December 31, 2023 and September 30, 2023, the outstanding balance on the note receivable was $0.

On July 26, 2019, the Company entered into a 15-Year Triple Net lease of Building 1 of the MCC with BASK. The lease commenced on September 1, 2019 and includes an annual base rent of $138,762 and a revenue participation fee equivalent to 15% of BASK’s gross revenues. The BASK tenant receivable balance was $379,064 and $103,450 as of December 31, 2023 and September 30, 2023, respectively.

Related Party

SCP. On September 30, 2019, we entered into an amended note with Strategic Capital Partners, LLC (“SCP”), an entity controlled by Benjamin J. Barton, one of our officers and directors and principal shareholders, in the principal amount of $1,756,646, bearing interest of 9% per year and maturing on December 31, 2022. During the year ended September 30, 2022, the maturity of the note was extended to December 31, 2023. In December 2023, the note was further extended to March 31, 2024.

Accrued interest on the note was $0 at December 31, 2023 and September 30, 2023, respectively.

At December 31, 2023 and September 30, 2023, the outstanding principal on this note was $581,646.

During the year ended September 30, 2023, the Company also incurred $180,000 of consulting expenses with SCP and paid $247,500. As of September 30, 2023, $15,000 remained unpaid. During the three months ended December 31, 2023, the Company incurred $45,000 of consulting expenses with SCP and paid $60,000. As of December 31, 2023, $0 remains outstanding.

NOTE 5. INCOME/LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended
	December 31,
	2023	2022

Net income (loss) attributable to common stockholders	$(171,999)	$22,745

Basic weighted average outstanding shares of common stock	24,391,961	24,391,961
Dilutive effects of common share equivalents	-	-
Dilutive weighted average outstanding shares of common stock	24,391,961	24,391,961

Basic and diluted net income (loss) per share of common stock	$(0.01)	$0.00

As of December 31, 2023 we excluded 1,700,000 of stock options, 2,148,000 of warrants from the computation of diluted net income (loss) per share since the intrinsic value of these instruments was zero with the effect being anti-dilutive.

As of December 31, 2022 we excluded 1,700,000 of stock options, 2,211,650 of warrants and 100,000 shares that would be issued from conversion of outstanding convertible notes from the computation of diluted net income (loss) per share since the intrinsic value of these instruments was zero with the effect being anti-dilutive.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Operating Leases

Office space

The Company leases its office space located at 1555 Blake St., Unit 502, Denver, CO 80202 for $2,500 per month with a lease term of less than 12 months from SCP, a related party. See Note 4.

Lease expense for office space was $7,500 for the three months ended December 31, 2023 and 2022.

Land

On October 17, 2016, the Company closed the acquisition of the 52.6-acre parcel of undeveloped land in Freetown, Massachusetts. The property is located approximately 47 miles southeast of Boston. The Company is developing the property as the Massachusetts Cannabis Center (“MCC”). Plans for the property include the construction of sustainable greenhouse cultivation and processing facilities that will be leased or sold to Registered Marijuana Dispensaries under the Massachusetts Medical Marijuana Program.

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

The lease payments will be the greater of (a) $30,000 per month; (b) $0.38 per square foot per month for any structure built on the property; or (c) 1.5% of all gross monthly sales of products sold by the Company, any assignee of the Company, or any subtenant of the Company. The lease payments will be adjusted up (but not down) every five (5) years by any increase in the Consumer Price Index.

Effective October 1, 2019, the Company adopted Topic 842 and recorded ROU assets and lease liabilities of $6,980,957 and $4,256,869, respectively. As part of the adoption, the prepaid land lease balance of $2,724,088 was classified as a component of the Company’s ROU assets.

The Company completed the construction of Building I on the leased land and on September 1, 2019, BASK commenced its 15-year sublease of Building I which includes an annual base rent of $138,762 plus 15% of BASK’s gross revenues from products produced at the MCC. This sublease income is recorded as Rental income on the Company’s consolidated statements of operations.

As of December 31, 2023, the Company’s right-of-use assets were $6,691,391, the Company’s current maturities of operating lease liabilities were $12,446, and the Company’s noncurrent lease liabilities were $4,201,185. During the three months ended December 31, 2023, the Company had operating cash flows from operating leases of $85,375.

The table below presents lease related terms and discount rates as of December 31, 2023.

As of December 31, 2023

Weighted average remaining lease term
Operating leases	42.70
Weighted average discount rate
Operating leases	7.9%

The reconciliation of the maturities of the operating leases to the lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2023 are as follows:

2023	256,125
2024	341,500
2025	341,500
2026	341,500
2027	341,500
Thereafter	12,977,000
Total lease payments	14,599,125
Less: Interest	(10,385,494)
$4,213,631
Less: operating lease liability, current portion	(12,446)
Operating lease liability, long term	$4,201,185

Aggregate rental expense under all leases totaled $120,344 for the three months ended December 31, 2023 and 2022.

NOTE 7.  STOCKHOLDERS’ EQUITY

Common Stock. There was no common stock activity during the three months ended December 31, 2023.

Stock Options. There was no stock option activity during the three months ended December 31, 2023.

Stock option details are as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Exercisable at September 30, 2023	1,700,000	$1.94	3.4	$-
Outstanding as of December 31, 2023	1,700,000	$1.94	3.2	$-
Vested and expected to vest at December 31, 2023	1,700,000	$1.94	3.2	$-
Exercisable at December 31, 2023	1,700,000	$1.94	3.2	$-

Stock option-based compensation expense associated with stock options was $0 for the three months ended December 31, 2023 and 2022.

Warrants. Warrant activity as of and for the three months ended December 31, 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding as of September 30, 2023	2,148,000	1.33	1.13	$-
Outstanding as of December 31, 2023	2,148,000	1.33	0.88	$-
Exercisable at December 31, 2023	2,148,000	1.33	0.88	$-

NOTE 8. INCOME TAXES

We did not record any income tax expense or benefit for the three months ended December 31, 2023 or 2022. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred tax assets as of December 31, 2023 and September 30, 2023.

As of December 31, 2023, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2023.

NOTE 9. SUBSEQUENT EVENTS

On January 31, 2024, the maturity date of the $4,500,000 loan, was extended to April 15, 2024. All other provisions of the original loan remain the same.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended September 30, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K

Forward-Looking Statements

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

RESULTS OF OPERATIONS

Total Revenues

During the three months ended December 31, 2023 and 2022, we generated $475,629 and $734,766 in revenue, respectively. The decrease in revenue is due to pricing compression of cannabis products in Massachusetts, a decrease in Bask’s retail revenue from products produced at AmeriCann’s building, and a seasonal decrease in wholesale sales of products produced in AmeriCann’s building.

Cost of Revenues

During the three months ended December 31, 2023 and 2022, we incurred $780 and $13,615 of costs of revenue, respectively. The decrease in cost is due to conclusion of a facilities maintenance agreement.

Advertising and Marketing Expenses

Advertising and marketing expenses were $281 and $1,418 for the three months ended December 31, 2023 and 2022, respectively. The decrease is due to lower marketing expenses in 2024.

Professional Fees

Professional fees were $111,851 and $120,513 for the three months ended December 31, 2023 and 2022, respectively. The decrease is primarily due to a decrease in consulting fees.

General and Administrative Expenses

General and administrative expenses were $403,610 and $391,306 for the three months ended December 31, 2023 and 2022, respectively. The increase is primarily due to increase in licenses and fees.

Interest Income

Interest income was $7,951 and $1,663 for the three months ended December 31, 2023 and 2022, respectively.  The increase is a result of a new note receivable.

Interest Expense

Interest expense was $139,057 and $186,832 for the three months ended December 31, 2023 and 2022, respectively. The decrease is primarily attributable to decrease in amortization of debt discounts.

Net Operating Income/Loss

We had a net loss of $(171,999) and net income of $22,745 for the three months ended December 31, 2023 and 2022, respectively. The increase in net loss is attributed primarily to the decrease in revenue as a result of pricing compression of cannabis products in Massachusetts.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $20,025,443 and $19,853,444 at December 31, 2023 and September 30, 2023, respectively.

The Company is continuing to support the optimization of operations and generate additional revenues from its Massachusetts Cannabis Center (MCC).  The Company's cash position and quarterly revenue is currently significant enough to support the Company's daily operations. The Company will need to raise additional funds for the expansion of the MCC.  When Management determines expansion opportunities exist the Company may finance construction with cash from operations, a sale-lease-back, refinancing and expand existing debt, issuance of new debt, or sales of equity.

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

Analysis of Cash Flows

During the three months ended December 31, 2023, our net cash flows used in operations were $(337,244) as compared to net cash flows provided by operations of $111,270 for the three months ended December 31, 2022. The decrease is primarily due to a decrease in our net income during the three months ended December 31, 2023 and timing of working capital payments.

Cash flows provided by (used in) investing activities were $9,845 and $(29,080) for the three months ended December 31, 2023 and 2022, respectively, consisting of payments received on notes receivable.

Cash flows used in financing activities were $0 and $150,000 for the three months ended December 31, 2023 and 2022, respectively, consisting of principal payments on notes payable in 20022.

We do not have any firm commitments from any person to provide us with any additional capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2023, we did not have any off-balance sheet arrangements.

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

Internal Control over Financial Reporting

As indicated in our Form 10-K filed on December 22, 2023, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2023 at the reasonable assurance level, as a result of a material weaknesses primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP, limited or no segregation of duties, and lack of independent directors.

We are currently in the process of evaluating the steps necessary to remediate these material weaknesses.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending December 31, 2023.

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

AMERICANN, INC.

Dated: February 14, 2024	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer