Form 10-Q
period 2024-03-31
AmeriCann, Inc.
filed 2024-05-14
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, the registrant had 24,391,961 shares of common stock outstanding.

AMERICANN, INC.

FORM 10-Q

PART I:  FINANCIAL INFORMATION

ITEM 1.      UNAUDITED FINANCIAL STATEMENTS

AMERICANN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	September 30, 2023

Assets
Current Assets:
Cash and cash equivalents	$513,447	$1,135,006
Restricted cash	9,967	9,967
Tenant receivable	637,766	103,450
Prepaid expenses and other current assets	40,157	23,415
Current portion of note receivable	65,937	62,116
Total current assets	1,267,274	1,333,954

Note receivable	303,932	337,884
Construction in progress	371,682	371,682
Property and Equipment, net	6,171,407	6,402,531
Operating lease - right-of-use asset	6,673,874	6,708,843
Total assets	$14,788,169	$15,154,894

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$73,196	$87,247
Accounts payable - related party	-	15,000
Interest payable (including $4,446 and $0 to related parties)	46,488	40,686
Other payables	6,969	6,365
Operating lease liability, short term	12,693	12,204
Note payable - related party	581,646	581,646
Notes payable (net of unamortized discounts of $0)	4,500,000	4,500,000
Total current liabilities	5,220,992	5,243,148

Operating lease liability, long term	4,197,910	4,204,389

Total liabilities	9,418,902	9,447,537

Commitments and contingencies - see Note 6

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,391,961 shares issued and outstanding as of March 31, 2024 and September 30, 2023	2,439	2,439
Additional paid in capital	25,558,362	25,558,362
Accumulated deficit	(20,191,534)	(19,853,444)
Total stockholders' equity	5,369,267	5,707,357

Total liabilities and stockholders' equity	$14,788,169	$15,154,894

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six months Ended March 31,		Three months ended March 31,
	2024	2023	2024	2023

Rental income	$929,284	1,483,172	$453,655	748,406
Cost of revenues	780	13,615	-	-
Gross profit	928,504	1,469,557	453,655	748,406

Operating expenses:
Advertising and marketing	4,756	5,371	4,475	3,953
Professional fees	227,963	203,852	116,112	83,339
General and administrative expenses	781,609	783,263	377,999	391,957
Total operating expenses	1,014,328	992,486	498,586	479,249

(Loss) income from operations	(85,824)	477,071	(44,931)	269,157

Other income (expense):
Interest income	23,254	2,796	15,303	1,133
Interest expense	(249,274)	(370,500)	(123,412)	(183,668)
Interest expense - related party	(26,246)	-	(13,051)	-
Total other income (expense)	(252,266)	(367,704)	(121,160)	$(182,535)

Net (loss)/income	$(338,090)	$109,367	$(166,091)	$86,622

Basic and diluted (loss)/income per common share	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average common shares outstanding	24,391,961	24,391,961	24,391,961	24,391,961

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2022	-	$-	24,391,961	$2,439	$25,558,362	$(19,758,689)	$5,802,112
Net income	-	-	-	-	-	22,745	22,745
Balances, December 31, 2022	-	$-	24,391,961	$2,439	$25,558,362	$(19,735,944)	$5,824,857
Net income	-	-	-	-	-	86,622	86,622
Balances, March 31, 2023	-	$-	24,391,961	$2,439	$25,558,362	$(19,649,322)	$5,911,479

Balances, September 30, 2023	-	$-	24,391,961	$2,439	$25,558,362	$(19,853,444)	$5,707,357
Net loss	-	-	-	-	-	(171,999)	(171,999)
Balances, December 31, 2023	-	$-	24,391,961	$2,439	$25,558,362	$(20,025,443)	$5,535,358
Net loss	-	-	-	-	-	(166,091)	(166,091)
Balances, March 31, 2024	-	$-	24,391,961	$2,439	$25,558,362	$(20,191,534)	$5,369,267

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss)/income	$(338,090)	$109,367
Adjustments to reconcile net (loss)/income to net cash (used in) provided by operating activities:
Depreciation and amortization	231,124	225,794
Amortization of right of use assets	34,969	34,510
Amortization of debt discount	-	97,412
Changes in operating assets and liabilities:
Tenant receivable	(534,316)	(16,193)
Prepaid expenses	(16,742)	29,433
Accounts payable and accrued expenses	(14,051)	(107,982)
Operating lease liability	(5,990)	(5,532)
Accounts payable - related party	(15,000)	(82,500)
Interest payable	5,802	(11,922)
Other payables	604	345
Net cash flows (used in)/provided by operations	(651,690)	272,732

Cash flows from investing activities:
Additions to construction in progress	-	(32,705)
Additions to property and equipment	-	(200,000)
Payments received on notes receivable	30,131	21,717
Net cash flows provided by/(used in) investing activities	30,131	(210,988)

Cash flows from financing activities:
Principal payments on notes payable	-	(150,000)
Net cash flows (used in) financing activities	-	(150,000)

Net change in cash, cash equivalents, and restricted cash	(621,559)	(88,256)

Cash, cash equivalents, and restricted cash at beginning of period	1,144,973	1,351,094

Cash, cash equivalents, and restricted cash at end of period	$523,414	$1,262,838

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$269,718	$285,010
Cash paid for income taxes	$-	$-

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

Basis of Presentation

The (a) consolidated balance sheet as of September 30, 2023, which has been derived from audited financial statements, and (b) the unaudited financial statements as of and for the six months ended March 31, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on December 22, 2023. In the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2023 as reported in the Form 10-K have been omitted.

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

Significant Accounting Policies

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	March 31, 2024	September 30, 2023

Cash and cash equivalents	$513,447	$1,135,006
Restricted cash	9,967	9,967
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$523,414	$1,144,973

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

Property and Equipment, net

Property and equipment are stated at cost. Depreciation of property and equipment begins in the month following the month when the asset is placed into service and is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to twenty years. Property and equipment consist of:

	March 31, 2024	September 30, 2023

Buildings and improvements	$7,854,548	$7,854,548
Computer equipment	349,576	349,576
Furniture and equipment	2,764	2,764
Total	8,206,888	8,206,888
Accumulated depreciation	(2,035,481)	(1,804,357)
Property and equipment, net	$6,171,407	$6,402,531

Depreciation expense for the six months ended March 31, 2024 and March 31, 2023 amounted to $231,124 and $225,794.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This may result in the earlier recognition of allowances for losses. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the new guidance under ASU 2016-13 in the first quarter of fiscal year 2024, and determined that the impact of the adoption on its financial statements is immaterial.

NOTE 2. GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $20,191,534 and $19,853,444 at March 31, 2024 and September 30, 2023, respectively. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management may raise additional funds through the sale of its securities or borrowings from third parties.

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

NOTE 3. NOTE RECEIVABLE

Notes and other receivables as of March 31, 2024 and September 30, 2023, consisted of the following:

	March 31, 2024	September 30, 2023

Note receivable from BASK, interest rate of 12.0%; monthly principal and interest payments of $8,898, maturing in 2028.	369,869	400,000
	369,869	400,000

Less: Current portion	(65,937)	(62,116)

	$303,932	$337,884

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

In July 2023, the maturity date was further extended to December 1, 2023. On November 30, 2023, the maturity of the loan was extended to January 31, 2024. All other provisions of the previously modified loan remain the same. The debt modification was deemed not substantial and was accounted for as a debt modification. The broker for the loan received a cash commission of $7,500 which was expensed when incurred. On January 31, 2024, the maturity date of the loan was further extended until April 15, 2024. All other provisions of the previously modified loan remain the same. On April 12, 2024, the maturity of the loan was further extended until August 31, 2024. All other provisions of the previously modified loan remain the same.

At March 31, 2024, the outstanding principal on this note was $4,500,000 and the unamortized debt discount was $0. All debt discounts are being amortized on a straight-line basis over the term of the modified note. Amortization expense related to the debt discounts was $0 and $97,412 for the six months ended March 31, 2024 and 2023, respectively.

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

On July 26, 2019, the Company entered into a 15-Year Triple Net lease of Building 1 of the MCC with BASK. The lease commenced on September 1, 2019 and includes an annual base rent of $138,762 and a revenue participation fee equivalent to 15% of BASK’s gross revenues. The BASK tenant receivable balance was $637,766 and $103,450 as of March 31, 2024 and September 30, 2023, respectively.

Related Party

SCP. On September 30, 2019, we entered into an amended note with Strategic Capital Partners, LLC (“SCP”), an entity controlled by Benjamin J. Barton, one of our officers and directors and principal shareholders, in the principal amount of $1,756,646, bearing interest of 9% per year and maturing on December 31, 2022. During the year ended September 30, 2022, the maturity of the note was extended to December 31, 2023. In December 2023, the note was further extended to March 31, 2024. In March 2024, the note was further extended to August 15, 2024.

Accrued interest on the note was $4,446 and $0 at March 31, 2024 and September 30, 2023, respectively.

At March 31, 2024 and September 30, 2023, the outstanding principal on this note was $581,646.

During the year ended September 30, 2023, the Company also incurred $180,000 of consulting expenses with SCP and paid $247,500. As of September 30, 2023, $15,000 remained unpaid. During the six months ended March 31, 2024, the Company incurred $90,000 of consulting expenses with SCP and paid $105,000. As of March 31, 2024, $0 remains outstanding.

NOTE 5. INCOME/LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Six months ended
	March 31,		March 31,
	2024	2023	2024	2023

Net income (loss) attributable to common stockholders	$(166,091)	$86,622	$(338,090)	$109,367

Basic weighted average outstanding shares of common stock	24,391,961	24,391,961	24,391,961	24,391,961
Dilutive effects of common share equivalents	-	-	-	-
Dilutive weighted average outstanding shares of common stock	24,391,961	24,391,961	24,391,961	24,391,961

Basic and diluted net income (loss) per share of common stock	$(0.01)	$(0.00)	$(0.01)	$(0.00)

As of March 31, 2024 we excluded 1,700,000 of stock options and 2,148,000 of warrants from the computation of diluted net income (loss) per share since the intrinsic value of these instruments was zero with the effect being anti-dilutive.

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

Lease expense for office space was $15,000 for the six months ended March 31, 2024 and 2023.

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

As of March 31, 2024, the Company’s right-of-use assets were $6,673,874, the Company’s current maturities of operating lease liabilities were $12,693, and the Company’s noncurrent lease liabilities were $4,197,910. During the six months ended March 31, 2024, the Company had operating cash flows from operating leases of $170,757.

The table below presents lease related terms and discount rates as of March 31, 2024.

As of March 31, 2024

Weighted average remaining lease term
Operating leases	42.50
Weighted average discount rate
Operating leases	7.9%

The reconciliation of the maturities of the operating leases to the lease liabilities recorded in the Consolidated Balance Sheet as of March 31, 2024 are as follows:

2023	170,743
2024	341,500
2025	341,500
2026	341,500
2027	341,500
Thereafter	12,977,000

Total lease payments	14,513,743
Less: Interest	(10,303,140)
$4,210,603

Less: operating lease liability, current portion	(12,693)
Operating lease liability, long term	$4,197,910

Aggregate rental expense under all leases totaled $240,688 for the six months ended March 31, 2024 and 2023.

NOTE 7.  STOCKHOLDERS’ EQUITY

Common Stock. There was no common stock activity during the six months ended March 31, 2024.

Stock Options. There was no stock option activity during the six months ended March 31, 2024.

Stock option details are as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Exercisable at September 30, 2023	1,700,000	$1.94	3.4	$-
Outstanding as of March 31, 2024	1,700,000	$1.94	2.9	$-
Vested and expected to vest at March 31, 2024	1,700,000	$1.94	2.9	$-
Exercisable at March 31, 2024	1,700,000	$1.94	2.9	$-

Stock option-based compensation expense associated with stock options was $0 for the six months ended March 31, 2024 and 2023.

Warrants. Warrant activity as of and for the six months ended March 31, 2024 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding as of September 30, 2023	2,148,000	1.33	1.13	$-
Outstanding as of March 31, 2024	2,148,000	1.33	0.63	$-
Exercisable at March 31, 2024	2,148,000	1.33	0.63	$-

NOTE 8. INCOME TAXES

We did not record any income tax expense or benefit for the six months ended March 31, 2024 or 2023. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred tax assets as of March 31, 2024 and September 30, 2023.

As of March 31, 2024, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2023.

NOTE 9. SUBSEQUENT EVENTS

On April 12, 2024, the maturity date of the $4,500,000 (Note 4) loan was extended to August 31, 2024. All other provisions of the previously modified loan remain the same.

As discussed in Note 6, on July 26, 2019, the Company entered into a 15-Year Triple Net lease of Building 1 of the Massachusetts Cannabis Center with BASK, Inc.

On May 3, 2024:

●	The Company and BASK mutually agreed to terminate the lease effective August 31, 2024;
●	After August 31, 2024, AmeriCann intends to operate the building as a regulated cannabis cultivation and manufacturing operator.
●

AmeriCann and BASK have agreed that, for the last five months of the lease effective April 1, the new monthly payment by BASK will be $57,588 per month, inclusive of property taxes and Host Community Agreement fees;

●

Bask agreed to transfer to the Company its provisional Cultivation and provisional Product Manufacturing licenses. BASK will receive a credit of $40,000 for each license transferred. Any transfer of licenses is contingent upon approval from the Massachusetts Cannabis Control Commission;

●

BASK granted the Company the option to purchase any furniture and equipment located in the space currently occupied by BASK. The Company and BASK will agree on the items that the Company intends to purchase on or before June 1, 2024 and will attempt to agree on the value of any item to be purchased by the Company. In the event the Company and BASK are unable to agree on the value of any item, a third-party will value the item and such valuation shall become the value assigned to the item.

In the event the amount of the past due rent ($632,244 as of March 31, 2024) exceeds the credit (or credits) for any licenses which may be transferred to the Company by BASK and the value of any furniture or equipment purchased by the Company, the remaining amount, plus the amount remaining due on the promissory note from BASK dated September 30, 2023 (which had an outstanding balance of $369,869 as of March 31, 2024) will be converted to a promissory note which will be paid in 24 equal monthly installments without interest.

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

RESULTS OF OPERATIONS

Total Revenues

During the three months ended March 31, 2024 and 2023, we generated $453,655 and $748,406 in revenue, respectively. During the six months ended March 31, 2024 and 2023, we generated $929,284 and $1,483,172 in revenue, respectively. The decrease in revenue is due to a decrease in our tenants’ retail and wholesale revenue from products produced at the MCC.

Cost of Revenues

During the three months ended March 31, 2024 and 2023, we incurred $0 costs of revenue. During the six months ended March 31, 2024 and 2023, we incurred $780 and $13,615 of costs of revenue. The decrease in cost is due to the conclusion of a facilities maintenance agreement.

Advertising and Marketing Expenses

Advertising and marketing expenses were $4,475 and $3,953 for the three months ended March 31, 2024 and 2023, respectively. The increase is due to an increase in marketing costs. During the six months ended March 31, 2024 and 2023, the advertising and marketing expenses were $4,756 and $5,371, respectively. The decrease is due to a decrease in marketing costs.

Professional Fees

Professional fees were $116,112 and $83,339 for the three months ended March 31, 2024 and 2023, respectively. During the six months ended March 31, 2024 and 2023, the professional fees were $227,963 and $203,852, respectively. The increase is primarily due to an increase in accounting fees.

General and Administrative Expenses

General and administrative expenses were $377,999 and $391,957 for the three months ended March 31, 2024 and 2023, respectively. During the six months ended March 31, 2024 and 2023, general and administrative fees were $781,609 and $783,263, respectively. The decrease is primarily due to a decrease in office expenses.

Interest Income

Interest income was $15,303 and $1,133 for the three months ended March 31, 2024 and 2023, respectively.  During the six months ended March 31, 2024 and 2023, interest income was $23,254 and $2,796, respectively. The increase is a result of a new note receivable.

Interest Expense

Interest expense was $136,463 and $183,668 for the three months ended March 31, 2024 and 2023, respectively. During the six months ended March 31, 2024 and 2023, interest expense was $275,520 and $370,500, respectively. The decrease is primarily attributable to decrease in amortization of debt discounts.

Net Operating Income/Loss

We had a net loss of $(166,091) and net income of $86,622 for the three months ended March 31, 2024 and 2023, respectively. We had a net loss of $(338,090) and net income of $109,367 for the six months ended March 31, 2024 and 2023, respectively. The net loss is attributed primarily to the decrease in our tenants’ retail and wholesale revenue from products produced at the MCC.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $20,191,534 and $19,853,444 at March 31, 2024 and September 30, 2023, respectively.

The Company is continuing to support the optimization of operations and generate additional revenues from its Massachusetts Cannabis Center (MCC).  The Company's cash position and quarterly revenue is currently significant enough to support the Company's daily operations. The Company will need to raise additional funds for the expansion of the MCC.  When Management determines expansion opportunities exist the Company may finance construction with cash from operations, a sale-lease-back, refinancing and expanding existing debt, issuance of new debt, or sales of equity.

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

Analysis of Cash Flows

During the six months ended March 31, 2024, our net cash flows used in operations were $(651,690) as compared to net cash flows provided by operations of $272,732 for the six months ended March 31, 2023. The decrease is primarily due to a decrease in our net income during the six months ended March 31, 2024 and timing of working capital payments.

Cash flows provided by (used in) investing activities were $30,131 and $(210,988) for the six months ended March 31, 2024 and 2023, respectively, consisting of payments received on notes receivable.

Cash flows used in financing activities were $0 and $150,000 for the six months ended March 31, 2024 and 2023, respectively, consisting of principal payments on notes payable in 2023.

We do not have any firm commitments from any person to provide us with any additional capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2024, we did not have any off-balance sheet arrangements.

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending March 31, 2024.

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

AMERICANN, INC.

Dated: May 14, 2024	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer