Form 10-Q
period 2024-06-30
AmeriCann, Inc.
filed 2024-08-12
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the registrant had 24,391,961 shares of common stock outstanding.

AMERICANN, INC.

FORM 10-Q

PART I:  FINANCIAL INFORMATION

ITEM 1.      UNAUDITED FINANCIAL STATEMENTS

AMERICANN, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2024	September 30, 2023

Assets
Current Assets:
Cash and cash equivalents	$210,640	$1,135,006
Restricted cash	9,967	9,967
Tenant receivable	632,244	103,450
Prepaid expenses and other current assets	27,598	23,415
Current portion of note receivable	67,935	62,116
Total current assets	948,384	1,333,954

Note receivable	286,180	337,884
Construction in progress	371,682	371,682
Property and Equipment, net	6,055,847	6,402,531
Operating lease - right-of-use asset	6,656,310	6,708,843
Total assets	$14,318,403	$15,154,894

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$61,246	$87,247
Accounts payable - related party	-	15,000
Interest payable (including $13,051 and $0 to related parties)	53,736	40,686
Other payables	3,184	6,365
Operating lease liability, short term	12,944	12,204
Note payable - related party	581,646	581,646
Notes payable (net of unamortized discounts of $0)	4,500,000	4,500,000
Total current liabilities	5,212,756	5,243,148

Operating lease liability, long term	4,194,586	4,204,389

Total liabilities	9,407,342	9,447,537

Commitments and contingencies - see Note 6

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,391,961 shares issued and outstanding as of June 30, 2024 and September 30, 2023	2,439	2,439
Additional paid in capital	25,558,362	25,558,362
Accumulated deficit	(20,649,740)	(19,853,444)
Total stockholders' equity	4,911,061	5,707,357

Total liabilities and stockholders' equity	$14,318,403	$15,154,894

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023

Rental income	$1,102,047	2,066,053	$172,763	582,881
Cost of revenues	1,170	13,615	390	-
Gross profit	1,100,877	2,052,438	172,373	582,881

Operating expenses:
Advertising and marketing	5,238	6,017	482	646
Professional fees	315,639	277,361	87,676	73,509
General and administrative expenses	1,198,508	1,163,323	416,899	380,060
Total operating expenses	1,519,385	1,446,701	505,057	454,215

(Loss) income from operations	(418,508)	605,737	(332,684)	128,666

Other income (expense):
Interest income	34,194	3,374	10,940	578
Interest expense	(372,685)	(555,669)	(123,411)	(185,169)
Interest expense - related party	(39,297)	-	(13,051)	-
Total other income (expense)	(377,788)	(552,295)	(125,522)	$(184,591)

Net (loss)/income	$(796,296)	$53,442	$(458,206)	$(55,925)

Basic and diluted (loss)/income per common share	$(0.03)	$0.00	$(0.02)	$(0.00)

Weighted average common shares outstanding	24,391,961	24,391,961	24,391,961	24,391,961

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2022	-	$-	24,391,961	$2,439	$25,558,362	$(19,758,689)	$5,802,112
Net income	-	-	-	-	-	22,745	22,745
Balances, December 31, 2022	-	$-	24,391,961	$2,439	$25,558,362	$(19,735,944)	$5,824,857
Net income	-	-	-	-	-	86,622	86,622
Balances, March 31, 2023	-	$-	24,391,961	$2,439	$25,558,362	$(19,649,322)	$5,911,479
Net loss	-	-	-	-	-	(55,925)	(55,925)
Balances, June 30, 2023	-	$-	24,391,961	$2,439	$25,558,362	$(19,705,247)	$5,855,554

Balances, September 30, 2023	-	$-	24,391,961	$2,439	$25,558,362	$(19,853,444)	$5,707,357
Net loss	-	-	-	-	-	(171,999)	(171,999)
Balances, December 31, 2023	-	$-	24,391,961	$2,439	$25,558,362	$(20,025,443)	$5,535,358
Net loss	-	-	-	-	-	(166,091)	(166,091)
Balances, March 31, 2024	-	$-	24,391,961	$2,439	$25,558,362	$(20,191,534)	$5,369,267
Net loss	-	-	-	-	-	(458,206)	(458,206)
Balances, June 30, 2024	-	$-	24,391,961	$2,439	$25,558,362	$(20,649,740)	$4,911,061

See accompanying notes to unaudited consolidated financial statements.

AMERICANN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss)/income	$(796,296)	$53,442
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	346,684	341,355
Amortization of right of use assets	52,533	51,848
Amortization of debt discount	-	146,118
Changes in operating assets and liabilities:
Tenant receivable	(528,794)	31,656
Prepaid expenses	(4,183)	39,433
Accounts payable and accrued expenses	(26,001)	(113,495)
Operating lease liability	(9,063)	(8,380)
Accounts payable - related party	(15,000)	(82,500)
Interest payable	13,050	(13,278)
Other payables	(3,181)	(604)
Net cash flows (used in)/provided by operations	(970,251)	445,595

Cash flows from investing activities:
Additions to construction in progress	-	(32,705)
Additions to property and equipment	-	(246,461)
Payments received on notes receivable	45,885	34,406
Net cash flows provided by/(used in) investing activities	45,885	(244,760)

Cash flows from financing activities:
Principal payments on notes payable	-	(150,000)
Net cash flows (used in) financing activities	-	(150,000)

Net change in cash, cash equivalents, and restricted cash	(924,366)	50,835

Cash, cash equivalents, and restricted cash at beginning of period	1,144,973	1,351,094

Cash, cash equivalents, and restricted cash at end of period	$220,607	$1,401,929

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$398,932	$422,829
Cash paid for income taxes	$-	$-

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

Basis of Presentation

The (a) consolidated balance sheet as of September 30, 2023, which has been derived from audited financial statements, and (b) the unaudited financial statements as of and for the three and nine months ended June 30, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on December 22, 2023. In the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2023 as reported in the Form 10-K have been omitted.

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

Significant Accounting Policies

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	June 30, 2024	September 30, 2023

Cash and cash equivalents	$210,640	$1,135,006
Restricted cash	9,967	9,967
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$220,607	$1,144,973

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

Property and Equipment, net

Property and equipment are stated at cost. Depreciation of property and equipment begins in the month following the month when the asset is placed into service and is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to twenty years. Property and equipment consist of:

	June 30, 2024	September 30, 2023

Buildings and improvements	$7,854,548	$7,854,548
Computer equipment	349,576	349,576
Furniture and equipment	2,764	2,764
Total	8,206,888	8,206,888
Accumulated depreciation	(2,151,041)	(1,804,357)
Property and equipment, net	$6,055,847	$6,402,531

Depreciation expense for the nine months ended June 30, 2024 and June 30, 2023 amounted to $346,684 and $341,355, respectively.

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

NOTE 2. GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $20,649,740 and $19,853,444 at June 30, 2024 and September 30, 2023, respectively. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management may raise additional funds through the sale of its securities or borrowings from third parties.

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

NOTE 3. NOTE RECEIVABLE

Notes and other receivables as of June 30, 2024 and September 30, 2023, consisted of the following:

	June 30, 2024	September 30, 2023

Note receivable from BASK, interest rate of 12.0%; monthly principal and interest payments of $8,898, maturing in 2028.	354,115	400,000
	354,115	400,000

Less: Current portion	(67,935)	(62,116)

	$286,180	$337,884

NOTE 4.  NOTES PAYABLE

Unrelated

On August 2, 2019 the Company secured a $4,000,000 investment from an unrelated third party in the form of a loan. The loan was evidenced by a note which bore interest at the rate of 11% per year, was due and payable on August 2, 2022 and was secured by a first lien on Building 1 at the Company’s Massachusetts Cannabis Center (“MCC”).

The note holder also received a warrant which allows the holder to purchase 600,000 shares of the Company’s common stock at a price of $1.50 per share. The warrant was to expire on the earlier of (i) August 2, 2024 or (ii) twenty days after written notice to the holder that the daily Volume Weighted Average Price of the Company’s common stock was at least $4.00 for twenty consecutive trading days and the average daily trading volume of the Company’s common stock during the twenty trading days was at least 150,000 shares. The warrant expired on August 2, 2024.

The broker for the loan received a cash commission of $320,000 plus warrants to purchase 48,000 shares of the Company's common stock. The warrants are exercisable at a price of $1.50 per share and expired on August 2, 2024. The cash commission and the fair value of the warrants amounting to $52,392 were recognized as a discount to the note.

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

At June 30, 2024, the outstanding principal on this note was $4,500,000 and the unamortized debt discount was $0. All debt discounts are being amortized on a straight-line basis over the term of the modified note. Amortization expense related to the debt discounts was $0 and $146,118 for the nine months ended June 30, 2024 and 2023, respectively.

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

On July 26, 2019, the Company entered into a 15-Year Triple Net lease of Building 1 of the MCC with BASK. The lease commenced on September 1, 2019 and includes an annual base rent of $138,762 and a revenue participation fee equivalent to 15% of BASK’s gross revenues. The BASK tenant receivable balance was $632,244 and $103,450 as of June 30, 2024 and September 30, 2023, respectively.

On May 13, 2024, the Company and BASK mutually agreed to modify the lease effective August 31, 2024. During the last five months of the lease effective April 1, 2024 the new monthly payment by BASK will be $57,588 per month. See Note 6

Related Party

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

Accrued interest on the note was $13,051 and $0 at June 30, 2024 and September 30, 2023, respectively.

At June 30, 2024 and September 30, 2023, the outstanding principal on this note was $581,646.

During the year ended September 30, 2023, the Company also incurred $180,000 of consulting expenses with SCP and paid $247,500. As of September 30, 2023, $15,000 remained unpaid. During the nine months ended June 30, 2024, the Company incurred $135,000 of consulting expenses with SCP and paid $150,000. As of June 30, 2024, $0 remains outstanding.

NOTE 5. INCOME/LOSS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Nine months ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income (loss) attributable to common stockholders	$(458,206)	$(55,925)	$(796,296)	$53,442

Basic weighted average outstanding shares of common stock	24,391,961	24,391,961	24,391,961	24,391,961
Dilutive effects of common share equivalents	-	-	-	-
Dilutive weighted average outstanding shares of common stock	24,391,961	24,391,961	24,391,961	24,391,961

Basic and diluted net income (loss) per share of common stock	$(0.02)	$(0.00)	$(0.03)	$0.00

As of June 30, 2024 we excluded 1,700,000 of stock options and 2,148,000 of warrants from the computation of diluted net income (loss) per share since the intrinsic value of these instruments was zero with the effect being anti-dilutive.

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

Lease expense for office space was $22,500 for the nine months ended June 30, 2024 and 2023.

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

On May 13, 2024, the Company and BASK mutually agreed to terminate the lease effective August 31, 2024. AmeriCann and BASK have agreed that, for the last five months of the lease effective April 1 2024, the new monthly payment by BASK will be $57,588 per month, inclusive of property taxes and Host Community Agreement fees. After August 31, 2024, AmeriCann intends to operate the building as a regulated cannabis cultivation and manufacturing operator. Bask agreed to transfer to the Company its provisional Cultivation and provisional Product Manufacturing licenses. BASK will receive a credit of $40,000 for each license transferred. Any transfer of licenses is contingent upon approval from the Massachusetts Cannabis Control Commission. An application for the Change of Ownership and Control of the licenses was filed on June 19, 2024. BASK granted the Company the option to purchase any furniture and equipment located in the space currently occupied by BASK. A third-party valuation of the items to be purchased is expected to be finalized by the end of August 2024. In the event the amount of the past due rent exceeds the credit (or credits) for any licenses which may be transferred to the Company by BASK and the value of any furniture or equipment purchased by the Company, the remaining amount, plus the amount remaining due on the promissory note from BASK dated September 30, 2023 will be converted to a promissory note which will be paid in 24 equal monthly installments without interest.

As of June 30, 2024, the Company’s right-of-use assets were $6,656,310, the Company’s current maturities of operating lease liabilities were $12,944, and the Company’s noncurrent lease liabilities were $4,194,586. During the nine months ended June 30, 2024, the Company had operating cash flows from operating leases of $256,125.

The table below presents lease related terms and discount rates as of June 30, 2024.

As of June 30, 2024

Weighted average remaining lease term
Operating leases	42.25
Weighted average discount rate
Operating leases	7.9%

The reconciliation of the maturities of the operating leases to the lease liabilities recorded in the Consolidated Balance Sheet as of June 30, 2024 are as follows:

2024	85,375
2025	341,500
2026	341,500
2027	341,500
2028	341,500
Thereafter	12,977,000

Total lease payments	14,428,375
Less: Interest	(10,220,845)
$4,207,530
Less: operating lease liability, current portion	(12,944)
Operating lease liability, long term	$4,194,586

Aggregate rental expense under all leases totaled $361,031 for the nine months ended June 30, 2024 and 2023.

NOTE 7.  STOCKHOLDERS’ EQUITY

Common Stock. There was no common stock activity during the nine months ended June 30, 2024.

Stock Options. There was no stock option activity during the nine months ended June 30, 2024.

Stock option details are as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Exercisable at September 30, 2023	1,700,000	$1.94	3.4	$-
Outstanding as of June 30, 2024	1,700,000	$1.94	2.7	$-
Vested and expected to vest at June 30, 2024	1,700,000	$1.94	2.7	$-
Exercisable at June 30, 2024	1,700,000	$1.94	2.7	$-

Stock option-based compensation expense associated with stock options was $0 for the nine months ended June 30, 2024 and 2023.

Warrants. Warrant activity as of and for the nine months ended June 30, 2024 is as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding as of September 30, 2023	2,148,000	1.33	1.13	$-
Outstanding as of June 30, 2024	2,148,000	1.33	0.38	$-
Exercisable at June 30, 2024	2,148,000	1.33	0.38	$-

NOTE 8. INCOME TAXES

We did not record any income tax expense or benefit for the nine months ended June 30, 2024 or 2023. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred tax assets as of June 30, 2024 and September 30, 2023.

As of June 30, 2024, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2023.

NOTE 9. SUBSEQUENT EVENTS

None

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

The first phase of the project, Building 1, a 30,000 square foot cultivation and processing facility, is fully-operational and has been 100% leased by a vertically-integrated Massachusetts cannabis company. The lease will expire on August 31, 2024, after which AmeriCann intends to operate the building as a regulated cannabis cultivation and manufacturing operator. AmeriCann has generated revenue through lease arrangements with the operators and expects to receive revenue from the sale of cannabis products produced in the building.

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

RESULTS OF OPERATIONS

Total Revenues

During the three months ended June 30, 2024 and 2023, we generated $172,763 and $582,881 in revenue, respectively. During the nine months ended June 30, 2024 and 2023, we generated $1,102,047 and $2,066,053 in revenue, respectively. The decrease in revenue is due to a lease modification with our tenant that resulted in us receiving less revenue than in prior quarters. The lease agreement with our tenant terminates in August 2024.

Cost of Revenues

During the three months ended June 30, 2024 and 2023, we incurred $390 and $0 costs of revenue, respectively. During the nine months ended June 30, 2024 and 2023, we incurred $1,170 and $13,615 of costs of revenue. The increase in cost during the three months ended June 30, 2024 is due to additional maintenance costs. The decrease in cost for the nine months ended June 30, 2024 is due to the end of a facilities maintenance agreement.

Advertising and Marketing Expenses

Advertising and marketing expenses were $482 and $646 for the three months ended June 30, 2024 and 2023, respectively. During the nine months ended June 30, 2024 and 2023, the advertising and marketing expenses were $5,238 and $6,017, respectively. The decrease is due to a decrease in marketing costs.

Professional Fees

Professional fees were $87,676 and $73,509 for the three months ended June 30, 2024 and 2023, respectively. During the nine months ended June 30, 2024 and 2023, the professional fees were $315,639 and $277,361, respectively. The increase is primarily due to an increase in accounting fees.

General and Administrative Expenses

General and administrative expenses were $416,899 and $380,060 for the three months ended June 30, 2024 and 2023, respectively. During the nine months ended June 30, 2024 and 2023, general and administrative fees were $1,198,508 and $1,163,323, respectively. The increase is primarily due to an increase in licenses and fees expenses.

Interest Income

Interest income was $10,940 and $578 for the three months ended June 30, 2024 and 2023, respectively.  During the nine months ended June 30, 2024 and 2023, interest income was $34,194 and $3,374, respectively. The increase is a result of a new note receivable entered into in September 2023.

Interest Expense

Interest expense was $136,462 and $185,169 for the three months ended June 30, 2024 and 2023, respectively. During the nine months ended June 30, 2024 and 2023, interest expense was $411,982 and $555,669, respectively. The decrease is primarily attributable to decrease in amortization of debt discounts.

Net Operating Income/Loss

We had a net loss of $(458,206) and $(55,925) for the three months ended June 30, 2024 and 2023, respectively. We had a net loss of $(796,296) and net income of $53,442 for the nine months ended June 30, 2024 and 2023, respectively. The net loss is attributed primarily to a reduction in revenue attributed to a lease modification with our tenant that resulted in us receiving less revenue than in prior quarters. The lease with our tenant terminates in August 2024.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $20,649,740 and $19,853,444 at June 30, 2024 and September 30, 2023, respectively.

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

Analysis of Cash Flows

During the nine months ended June 30, 2024, our net cash flows used in operations were $(970,251) as compared to net cash flows provided by operations of $445,595 for the nine months ended June 30, 2023. The decrease is primarily due to a decrease in our net income during the nine months ended June 30, 2024 and timing of working capital payments.

Cash flows provided by (used in) investing activities were $45,885 and $(244,760) for the nine months ended June 30, 2024 and 2023, respectively, consisting of payments received on notes receivable.

Cash flows used in financing activities were $0 and $(150,000) for the nine months ended June 30, 2024 and 2023, respectively, consisting of principal payments on notes payable in 2023.

We do not have any firm commitments from any person to provide us with any additional capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2024, we did not have any off-balance sheet arrangements.

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

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending June 30, 2024.

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

AMERICANN, INC.

Dated: August 12, 2024	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer