Form 10-K
period 2024-09-30
AmeriCann, Inc.
filed 2025-01-15
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number:  000-54231

AMERICANN, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-4336843
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number

1555 Blake Street, Unit 502 Denver, CO 80202
(Address of Issuer's Principal Executive Offices, Zip Code)

Issuer’s telephone number, including area code:  (303) 862-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant as elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).  Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2024, was approximately $903,000.

As of January 10, 2025, the registrant had 24,391,961 outstanding shares of common stock.

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

AmeriCann’s flagship project is the Massachusetts Cannabis Center (“MCC”). AmeriCann may replicate the brands, technology and innovations developed at its MCC project to additional markets.

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

The lease payments were the greater of (a) $30,000 per month; (b) $0.38 per square foot per month of any structure built on the property; or (c) 1.5% of all gross monthly sales of products sold by the Company, any assignee of the Company, or any subtenant of the Company.

By agreement dated November 19, 2024, the Company transferred the undeveloped portion of the leased property to MMP (approximately 48.3 acres) for:

●	$650,000; and
●	20% of the net sales price of the transferred portion of the undeveloped leased property.

The net sales price will be increased by an amount equal to the Base Rent paid by the Company to MMP under a separate lease covering 4.29 acres from November 19, 2024 through the date of conveyance of the 4.29 acres to the Company by MMP and decreased by $1,722,000.

The lease payments are now the greater of (a) $13,407 per month; or (b) 1.5% of all gross monthly sales of products sold by the Company, any assignee of the Company, or any subtenant of the Company. The lease has an initial term of fifty (50) years. The Company has the option to extend the term of the lease for four (4) additional ten (10) year periods. The lease is a triple net lease, with the Company paying all real estate taxes, repairs, maintenance and insurance.

The description of the terms of the November 19, 2024 agreement between the Company and MMP is qualified in its entirety by the agreement between the Company and MMP filed as Exhibit 10.18 to the Company’s 8-K report filed on December 13, 2024.

On July 26, 2019 we entered into a Triple Net Lease for Building 1 with BASK, Inc. ("BASK"). Building 1, an Adult-Use and Medical cannabis cultivation and processing facility, is the first phase of the MCC. BASK commenced operations in Building 1 in February of 2020 and is licensed by the Massachusetts Cannabis Control Commission to cultivate, process and sell cannabis.

The 15-year lease for Building 1 with BASK provided, in addition to a monthly Base Rent, a Revenue Participation Fee whereby we will receive 15% of all gross monthly sales of cannabis, cannabis-infused products and non-cannabis products produced at Building 1.

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

Building 1 of the MCC, a state of the art 30,000 square foot cultivation and processing facility, is fully-operational. Using Building 1 as its base of operations, AmeriCann plans to cultivate cannabis and provide extraction and product manufacturing support to other licensed cannabis farmers throughout regulated markets. In addition to large-scale extraction of cannabis plant material, AmeriCann Brands plans to produce branded consumer packaged goods including cannabis beverages, vaporizer products, edible products, non-edible products and concentrates at Building 1.

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

As of December 31, 2024, we had three full time employees, that being Timothy Keogh, our Chief Executive Officer, Benjamin Barton, our Chief Financial Officer and our Office Manager.  As of December 31, 2024, Mr. Keogh was spending approximately 90% of his time on our business and Mr. Barton was spending approximately 95% of his time on our business.

ITEM 1A.         RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, our activities are subject to significant risks and uncertainties including failure to secure funding to properly fund our business plan.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.         CYBERSECURITY

We recognize the importance of assessing, identifying, and managing material risks from cybersecurity threats. Our policies, standards and procedures for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management system. In this regard, we use various tools and processes to help prevent, identify, and resolve any identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting and routine employee awareness updates.

Our management team oversees efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including monitoring systems and employee engagement.

Our board of directors is responsible for oversight over its risk management system, including review and approval of the risk management system and processes implemented by management to identify, assess, manage and mitigate cybersecurity risks. The Board is responsible for monitoring and assessing material risk exposure to cybersecurity risks, and our management is responsible for the day-to-day supervision of the material risks we may face.

Our risks from cybersecurity threats have not affected or are reasonably not likely to materially affect our business strategy, results of operations, or financial condition.

ITEM 2.         PROPERTIES.

See Item 1. Business.

ITEM 3.         LEGAL PROCEEDINGS.

None.

ITEM 4.         MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB under the trading symbol “ACAN”. Shown below is the range of high and low closing prices for our common stock as reported by the OTCQB for the periods presented:

Quarter Ended	High	Low

December 31, 2022	$0.74	$0.44
March 31, 2023	$0.74	$0.38
June 30, 2023	$0.55	$0.31
September 30, 2024	$0.45	$0.28

December 31, 2023	$0.14	$0.051
March 31, 2024	$0.10	$0.053
June 30, 2024	$0.07	$0.027
September 30, 2024	$0.04	$0.015

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

As of December 31, 2024, we had approximately 120 shareholders of record and 24,391,961 outstanding shares of common stock.

ITEM 6.         SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Material changes in the line items in our Statement of Operations for the year ended September 30, 2024 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Rental Income	D	The decrease in revenue is primarily due to the modification of the lease with our tenant that was effective May of 2024.

Professional fees	I	The increase in professional fees is primarily due to an increase in legal, accounting, auditing and consulting fees.

Interest income	I	The increase in interest income is a result of loan payments received by the Company.

Interest expense	D	The decrease is primarily attributable to amortization of debt discounts in prior period.

LIQUIDITY AND CAPITAL RESOURCES

Loans

On August 2, 2019 we secured a $4,000,000 loan from an unrelated third party. The loan was evidenced by a note which bears interest at the rate of 11% per year. On December 4, 2020, the loan was increased by $500,000 and the maturity date was extended from August 2, 2022 to August 1, 2023. In July 2023, the maturity date was further extended to December 1, 2023 while all other provisions of the original loan remained the same. On November 30, 2023, the maturity date was extended to January 31, 2024 while all other provisions of the original loan remained the same. On December 1, 2024 the maturity date of the loan was extended to April 30, 2025 while all other provisions of the original loan remained the same. The loan is secured by a first lien on Building 1 at the MCC.

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

Sale of Common Stock and Warrants

Currently the company has 1,500,000 warrants issued and outstanding with exercise prices of $1.25 and an expiration date of December 31, 2024 associated with transactions prior to October 1, 2019.

Contractual obligations

Prior to November 19, 2024, the Company leased approximately 52.6 acres from MMP under an operating lease commencing October 17, 2016. By agreement dated November 19, 2024, the Company transferred the undeveloped portion of the leased property (approximately 48.3 acres) to MMP. (See Item 1 of this report). The lease payments are now the greater of (a) $13,407 per month; or (b) 1.5% of all gross monthly sales of products sold by the Company, any assignee of the Company, or any subtenant of the Company. The lease has an initial term of fifty (50) years. The Company has the option to extend the term of the lease for four (4) additional ten (10) year periods. The lease is a triple net lease, with the Company paying all real estate taxes, repairs, maintenance and insurance.

Analysis of Cash Flows

Our sources and (uses) of cash for the years ended September 30, 2024 and 2023 are shown below:

	2024	2023

Cash (used) provided by operations	$(1,170,000)	$579,860

Construction costs	(956)	(32,705)

Acquisition of property and equipment	--	(246,461)

Payments received from notes receivable	84,857	43,185

Advances to third parties	--	(400,000)

Repayment of notes	--	(150,000)

Going concern

The accompanying consolidated unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $(21,107,773) and $(19,853,444) at September 30, 2024 and 2023, respectively, and had a net loss of $(1,254,329) for the year ended September 30, 2024.

Management believes that the actions presently being taken to further implement the Company’s business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate additional revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate additional revenues. The consolidated unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Use of Estimates

The preparation of consolidated unaudited financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions made by management are valuation of equity instruments, deferred tax asset valuation and allowance and collectability of accounts receivable and long-lived assets. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the consolidated unaudited financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2024 and 2023, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

For federal tax purposes, our 2021 through 2023 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Concentration of Credit Risks and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, notes receivables, deposits, and tenant receivables. We place our cash with high credit quality financial institutions. As of September 30, 2024, we had outstanding notes receivable of $315,143 and a tenant receivable of $57,588 with a customer, previously a related party.

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

Derivative Liabilities

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each consolidated unaudited balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated unaudited statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. We determined that none of our financial instruments meet the criteria for derivative accounting as of September 30, 2024 and 2023.

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

Long-lived assets

Our long-lived assets consist of property and equipment and are reviewed for impairment in accordance with the guidance of the Topic ASC Topic 360, Property, Plant, and Equipment. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairment losses recognized for the years ended September 30, 2024 and 2023.

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

Revenue Recognition

Property lease revenue is earned through annual leases for facilities used in agricultural/manufacturing activities and the Company records revenues on a straight-line basis over the term of these leases.  Property lease revenues from these sources are recurring on an annual basis.  Unearned property lease revenues were $0 at both September 30, 2024 and 2023.

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

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Shares issuable upon the exercise of equity instruments such as warrants and options were not included in the loss per share calculations for 2024 and 2023 because the inclusion would have been anti-dilutive.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2024, we did not have any off-consolidated unaudited balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Attached.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective for the same reasons that our internal control over financial reporting was not adequate.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley Act, Section 404.A. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated unaudited financial statements in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2024. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework, published in 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2024 at the reasonable assurance level, as a result of material weaknesses related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP, limited or no segregation of duties, and lack of independent directors. As a result, we did not adequately document or test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the consolidated unaudited financial statements would not be prevented or detected on a timely basis. While management has reviewed the consolidated unaudited financial statements and underlying information included in this Annual Report on Form 10-K in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects, the material weaknesses that existed in fiscal 2023 could have led to an error in the original accounting of the estimated fair market value of certain equity instruments.

Remediation of Material Weaknesses

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2201), or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated unaudited financial statements will not be prevented or detected. While management believes that the Company’s consolidated unaudited financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

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

While we have not yet remediated these material weaknesses, we will continue our remediation efforts during fiscal 2025.

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

ITEM 9B.	OTHER INFORMATION

During the three months ended September 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Position
Timothy Keogh	45	Chief Executive Officer and a Director
Benjamin J. Barton	60	Chief Financial and Accounting Officer and a Director

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

Our Board of Directors believes that its current members have sufficient knowledge and experience to fulfill the duties and obligations of an audit committee. None of the current Board members is an “audit committee financial expert” within the meaning of the rules and regulations of the Securities and Exchange Commission. The Board has determined that each of its members is able to read and understand fundamental consolidated unaudited financial statements and has substantial business experience that results in that member’s financial sophistication.

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

Security holder communications not sent to the Board of Directors as a whole or to specified board members will not be relayed to other board members.

ITEM 11.         EXECUTIVE COMPENSATION.

During the years ended September 30, 2024 and 2023 the following amounts were earned by our officers:

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards ()	Option Awards	All Other Compensation (1)	Total
		$	$	$	$	$	$

Timothy Keogh	2024	$180,000					$180,000
Chief Executive Officer	2023	$180,000	-	-	-	-	$180,000

Benjamin J. Barton	2024					$180,000	180,000
Chief Financial Officer	2023	-	-	-	-	$180,000	$180,000

(1)	Consulting fees earned by Strategic Capital Partners, LLC, an entity controlled by Mr. Barton.

Our executive officers are compensated through the following three components:

●	base salary;
●	long-term incentives (stock options and/or grants of stock); and
●	benefits.

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

The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company’s Stock Incentive Plan as of September 30, 2024, the Company’s recently completed fiscal year:

Plan	Total Shares Reserved Under the Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)	(b)	(c)

Stock Incentive Plan	2,500,000	1,000,000	2.25	1,500,000

The Company’s Stock Incentive Plan has not been approved by the Company’s shareholders.

The following shows certain information as of December 31, 2024 concerning the stock options and stock bonuses granted pursuant to the Stock Incentive Plan. Each option represents the right to purchase one share of our common stock.

Total Shares Reserved Under the Plan	Shares Reserved for Outstanding Options	Shares Issued As Stock Bonus	Remaining Options/Shares Under the Plan
2,500,000	1,000,000	-	1,50,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the ownership, as of December 31, 2024, of those persons owning beneficially 5% or more of our common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by all officers and directors as a group.  Each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned (2)	Percentage of Outstanding shares

Timothy Keogh	1,365,625	5.6%
Benjamin J. Barton	160,625	0.7%
Strategic Capital Partners, LLC (1)	8,966,665	36.8%
All officers and directors as a group (two persons)	10,492,915	43.1%

(1)	Strategic Capital Partners, LLC is controlled by Mr. Barton.

(2)	Does not include shares issuable upon the exercise of the warrants and options listed below, all of which were exercisable as of December 31, 2024.

Name	Date of Issuance	Shares upon exercise of warrants or options	Exercise Price	Expiration Date
Strategic Capital Partners, LLC (1)	9/30/2019	1,500,000	$1.25	12/31/2024

Timothy Keogh
	9/30/2020	250,000	$1.50	9/30/2025
	9/30/2020	250,000	$3.00	9/30/2025

Ben Barton
	9/30/2020	250,000	$1.50	9/30/2025
	9/30/2020	250,000	$3.00	9/30/2025

(1)	Strategic Capital Partners, LLC, is controlled by Mr. Barton.

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

On August 15, 2018, the Company combined the construction and working capital advances of $129,634 and accrued interest of $44,517 into a new loan with payments over 5 years with 18% interest. As of September 30, 2024, the outstanding loan balance was $0.

BASK has entered into a 15-Year NNN lease of Building 1 of the MCC. The lease commenced on September 1, 2019 and includes a base rent and a revenue participation fee. As of September 30, 2024, the BASK tenant receivable balance was $103,450.

Tim Keogh, our Chief Executive Officer, was a Board Member of BASK between August 2013 and November 2021. Effective December 1, 2021, BASK was no longer classified as a related party.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

For the year ended September 30, 2023, MaloneBailey, LLP served as our independent registered public accounting firm.

The following table sets forth the aggregate fees paid or accrued for professional services rendered by our independent accountants for the audit of our annual consolidated financial statements for the year ended September 30, 2023, and the aggregate fees paid or accrued for audit-related services and all other services rendered by our independent accountants for those years.

	Year Ended September 30,
	2024	2023

Audit fees	$92,700	$88,310
Tax fees
Other
Total	$92,700	$88,310

The category of “Audit fees” includes fees for our annual audit, quarterly reviews of our 10-Q reports, and services rendered in connection with statutory or regulatory filings with the SEC.

Our Board of Directors, which serves as our audit committee, pre-approves the scope and estimated costs of all services rendered by our Principal Accountants.

AMERICANN, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED

SEPTEMBER 30, 2024 AND 2023

Consolidated Unaudited Financial Statements

Consolidated Unaudited Balance Sheets	F-1
Consolidated Unaudited Statements of Operations	F-2
Consolidated Unaudited Statement of Changes in Stockholders' Equity	F-3
Consolidated Unaudited Statements of Cash Flows	F-4
Notes to the Consolidated Unaudited Financial Statements	F-5

AMERICANN, INC.

CONSOLIDATED UNAUDITED BALANCE SHEETS

	September 30, 2024	September 30, 2023

Assets
Current Assets:
Cash and cash equivalents	$48,841	$1,135,006
Restricted cash	9,967	9,967
Tenant receivable	57,588	103,450
Prepaid expenses and other current assets	128,226	23,415
Current portion of note receivable	171,896	62,116
Total current assets	416,518	1,333,954

Note receivable	143,247	337,884
Construction in progress	372,638	371,682
Property and Equipment, net	6,492,085	6,402,531
Operating lease - right-of-use asset	6,638,679	6,708,843
Total assets	$14,063,167	$15,154,894

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$140,578	$87,247
Accounts payable - related party	-	15,000
Interest payable (including $8,749 and $0 to related parties)	174,201	40,686
Other payables	9,325	6,365
Operating lease liability, short term	13,201	12,204
Note payable - related party	581,646	581,646
Notes payable (net of unamortized discounts of $0)	4,500,000	4,500,000
Total current liabilities	5,418,951	5,243,148

Operating lease liability, long term	4,191,188	4,204,389

Total liabilities	9,610,139	9,447,537

Commitments and contingencies - see Note 10

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,391,961 shares issued and outstanding as of September 30, 2024 and 2023	2,439	2,439
Additional paid in capital	25,558,362	25,558,362
Accumulated deficit	(21,107,773)	(19,853,444)
Total stockholders' equity	4,453,028	5,707,357

Total liabilities and stockholders' equity	$14,063,167	$15,154,894

See accompanying notes to consolidated unaudited financial statements.

AMERICANN, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2024	2023

Rental income	$1,274,810	2,552,200
Cost of revenues	2,354	16,170
Gross profit	1,272,456	2,536,030

Operating expenses:
Advertising and marketing	5,741	9,743
Professional fees	412,234	359,669
General and administrative expenses	1,600,089	1,554,948
Total operating expenses	2,018,064	1,924,360

(Loss) income from operations	(745,608)	611,670

Other income (expense):
Interest income	41,223	3,440
Interest expense	(497,452)	(657,517)
Interest expense - related party	(52,492)	(52,348)
Total other income (expense)	(508,721)	(706,425)

Net (loss)/income	$(1,254,329)	$(94,755)

Basic and diluted (loss)/income per common share	$(0.05)	$0.00

Weighted average common shares outstanding	24,391,961	24,391,961

See accompanying notes to consolidated unaudited financial statements.

AMERICANN, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, September 30, 2022	-	$-	24,391,961	2,439	25,558,362	(19,758,689)	5,802,112
Net loss	-	-	-	-	-	(94,755)	(94,755)
Balances, September 30, 2023	-	$-	24,391,961	$2,439	$25,558,362	$(19,853,444)	$5,707,357
Net loss	-	-	-	-	-	(1,254,329)	(1,254,329)
Balances, September 30, 2024	-	$-	24,391,961	$2,439	$25,558,362	$(21,107,773)	$4,453,028

See accompanying notes to consolidated unaudited financial statements.

AMERICANN, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Year Ended
	2024	2023
Cash flows from operating activities:
Net (loss)/income	$(1,254,329)	$(94,755)
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	462,246	455,891
Amortization of right of use assets	70,164	69,242
Amortization of debt discount	-	162,353
Changes in operating assets and liabilities:
Tenant receivable	(505,938)	148,012
Prepaid expenses	(104,811)	39,351
Accounts payable and accrued expenses	53,331	(105,923)
Operating lease liability	(12,204)	(11,286)
Accounts payable - related party	(15,000)	(67,500)
Interest payable	133,515	(13,278)
Other payables	2,960	(2,247)
Net cash flows (used in)/provided by operations	(1,170,066)	579,860

Cash flows from investing activities:
Additions to construction in progress	(956)	(32,705)
Additions to property and equipment	-	(246,461)
Payments received on notes receivable	84,857	43,185
Advances made on notes receivable	-	(400,000)
Net cash flows provided by/(used in) investing activities	83,901	(635,981)

Cash flows from financing activities:
Principal payments on notes payable	-	(150,000)
Net cash flows (used in) financing activities	-	(150,000)

Net change in cash, cash equivalents, and restricted cash	(1,086,165)	(206,121)

Cash, cash equivalents, and restricted cash at beginning of period	1,144,973	1,351,094

Cash, cash equivalents, and restricted cash at end of period	$58,808	$1,144,973

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$416,428	$560,790
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated unaudited financial statements.

AMERICANN, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated unaudited financial statements. The consolidated unaudited financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the consolidated unaudited financial statements.

Principles of Consolidation

The consolidated unaudited financial statements include the accounts of AmeriCann, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated unaudited financial statements.

All significant intercompany balances and transactions have been eliminated in the consolidated unaudited financial statements.

Use of Estimates

The preparation of consolidated unaudited financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions made by management are valuation of equity instruments, deferred tax asset valuation and allowance and collectability of accounts receivable and long-lived assets. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the consolidated unaudited financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2024 and 2023, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no federal or state tax examinations nor have we had any federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

For federal tax purposes, our 2021 through 2023 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Concentration of Credit Risks and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, notes receivable, deposits tenant receivables and notes receivable. We place our cash with high credit quality financial institutions. As of September 30, 2024 and 2023, we had outstanding notes receivable of $315,143 and $400,000, respectively and tenant receivables of $57,588 and $103,450, respectively, with BASK, Inc. ("BASK").

For the year ended September 30, 2024, all of the Company’s revenue was earned from one customer, BASK (which was a related party prior to December 2021, see (Note 6).

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

Derivative Liabilities

We evaluate stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each consolidated unaudited balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated unaudited statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. We determined that none of our financial instruments meet the criteria for derivative accounting as of September 30, 2024 and 2023.

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

Long-Lived Assets

Our long-lived assets consisted of property, plant and equipment and are reviewed for impairment in accordance with the guidance of the Topic ASC Topic 360, Property, Plant, and Equipment. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management's estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairment losses recognized for the years ended September 30, 2024 and 2023.

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

	September 30, 2024	September 30, 2023

Buildings and improvements	$7,854,548	$7,854,548
Computer equipment	349,576	349,576
Furniture and equipment	2,764	2,764
Equipment	551,800	-
Total	8,758,688	8,206,888
Accumulated depreciation	(2,266,603)	(1,804,357)
Property and equipment, net	$6,492,085	$6,402,531

Depreciation expense for the years ended September 30, 2024 and 2023 amounted to $462,246 and $455,891, respectively.

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

Property lease revenue is earned through annual leases for facilities used in agricultural/manufacturing activities and the Company records revenues on a straight-line basis over the term of these leases. Property lease revenues from these sources are recurring on an annual basis. Unearned property lease revenues were $0 at both September 30, 2024 and 2023. The Company also receives a revenue participation fee which is considered a variable payment and thus is recorded in the period earned in accordance with ASC 842.

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

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Shares issuable upon the exercise of equity instruments such as warrants and options were not included in the loss per share calculations for 2024 and 2023 because the inclusion would have been anti-dilutive.

Recently Issued Accounting Pronouncements

The Company has reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on its unaudited consolidated unaudited financial statements.

ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.

In November 2024, the FASB issued this ASU which requires a public entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. A public entity should apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. We do not expect that this guidance will not have a significant impact on the Company's consolidated unaudited financial statements.

Accounting Standards Updates ("ASUs") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued this ASU to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We do not expect that this guidance will have a material impact on our consolidated unaudited financial statements and disclosures.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Tax Disclosures. In December 2023, the FASB issued this ASU which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. We do not expect that this guidance will have a material impact on our consolidated unaudited financial statements and disclosures.

NOTE 2.	GOING CONCERN

The accompanying consolidated unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $21,107,773 and $19,853,444 at September 30, 2024 and 2023, respectively, and had a net loss of $1,254,329 and $94,755 for the years ended September 30, 2024 and 2023, respectively. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities.

Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate additional revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate additional revenues. The consolidated unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3.	CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated unaudited balance sheets that sum to the total of the same such amounts in the consolidated unaudited statements of cash flows:

	September 30, 2024	September 30, 2023

Cash and cash equivalents	$48,841	$1,135,006
Restricted cash	9,967	9,967
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$58,808	$1,144,973

Amounts included in restricted cash represent those required to be set aside by the Cannabis Control Commission in Massachusetts as well as by a contractual agreement with a lender for the payment of specific construction related expenditures as part of the Company’s property development in Massachusetts.

NOTE 4.	NOTES RECEIVABLE

Notes and other receivables as of September 30, 2024 and 2023, consisted of the following:

	September 30, 2024	September 30, 2023

Note receivable from BASK, interest rate of 0%; monthly principal and interest payments of $14,325, maturing in 2026.	315,143	-
Note receivable from BASK, interest rate of 12.0%; monthly principal and interest payments of $8,898, maturing in 2028.	-	400,000

	315,143	400,000

Less: Current portion	(171,896)	(62,116)

	$143,247	$337,884

NOTE 5.	NOTES PAYABLE

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

On July 31, 2023, the maturity date was further extended to December 1, 2023. On November 30, 2023, the maturity of the loan was extended to January 31, 2024. All other provisions of the previously modified loan remain the same. The debt modification was deemed not substantial and was accounted for as a debt modification. The broker for the loan received a cash commission of $7,500 which was expensed when incurred. On January 31, 2024, the maturity date of the loan was further extended until April 15, 2024. All other provisions of the previously modified loan remain the same. On April 12, 2024, the maturity of the loan was further extended until August 31, 2024. All other provisions of the previously modified loan remain the same. On August 31, 2024, the maturity of the loan for further extended until December 1, 2024, all other provision of the previously modified loan remain the same.

At September 30, 2024, the outstanding principal on this note was $4,500,000 and the unamortized debt discount was $0. All debt discounts are being amortized on a straight-line basis over the term of the modified note. Amortization expense related to the debt discounts was $0 and $162,353 for the years ended September 30, 2024 and 2023, respectively.

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

On July 26, 2019, the Company entered into a 15-Year Triple Net lease of Building 1 of the MCC with BASK. The lease commenced on September 1, 2019 and includes an annual base rent of $138,762 and a revenue participation fee equivalent to 15% of BASK's gross revenues. As of September 30, 2024, the BASK tenant receivable balance was $57,588.

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

NOTE 6.	RELATED PARTY TRANSACTIONS

Strategic Capital Partners

On September 30, 2019, we entered into an amended note with Strategic Capital Partners, LLC (“SCP”), in the principal amount of $1,756,646, bearing interest of 9% per year and maturing on December 31, 2022. During the year ended September 30, 2022, the maturity of the note was extended to December 31, 2023. In December 2023, the note was further extended to March 31, 2024. In March 2024, the note was further extended to August 15, 2024. On August 14, 2024, the note was further extended to April 15, 2025.

Accrued interest on the note was $8,749 and $0 at September 30, 2024 and September 30, 2023, respectively.

At September 30, 2024 and 2023, the outstanding principal on this note was $581,646.

During the year ended September 30, 2024, the Company incurred $180,000 of consulting expenses with SCP and paid $195,000. As of September 30, 2024, $0 remains unpaid. During the year ended September 30, 2023 the Company incurred $180,000 of consulting expenses with SCP of which $15,000 remained outstanding at September 30, 2023.

The Company leases office space from SCP. Lease expense for office space was $30,000 for the years ended September 30, 2024 and 2023.

SCP is controlled by Benjamin J. Barton, one of our officers and directors and principal shareholders.

NOTE 7.	LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Year ended
	September 30,
	2024	2023

Net loss attributable to common stockholders	$(1,254,329)	$(94,755)

Basic weighted average outstanding shares of common stock	24,391,961	24,391,961
Dilutive effects of common share equivalents	-	-
Dilutive weighted average outstanding shares of common stock	24,391,961	24,391,961

Basic and diluted net loss per share of common stock	$(0.05)	(0.00)

As of September 30, 2024, we excluded 1,000,000 of stock options and 1,500,000 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive. As of September 30, 2023, we excluded 1,700,000 of stock options and 2,148,000 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive.

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

The components of the deferred income tax assets and liabilities arising under ASC Topic 740 were as follows:

	September 30,
	2024	2023

Deferred tax assets	$2,811,204	$2,539,487
Deferred tax liabilities	-	-
Valuation allowance	(2,811,204)	(2,539,487)

Net deferred tax assets/(liabilities)	-	-

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	September 30,
	2024		2023
	Temporary Difference	Tax Effect	Temporary Difference	Tax Effect

Deferred tax assets
Net operating loss	$(1,254,329)	$(230,797)	$94,755	$29,185
Tax impact true up	-	-	-	-
Other temporary differences	220,902	$40,646	(438,313)	$(135,000)
Net deferred tax assets	(1,033,427)	(190,151)	(343,558)	(105,815)
Valuation allowance	1,033,427	190,151	343,558	105,815
Total deferred tax asset	-	-	-	-

Deferred tax liabilities
Total deferred liability	-	-	-	-
Total net deferred tax asset	$-	$-	$-	$-

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At September 30, 2024 and September 30, 2023, the Company had approximately $12,073,338 and $11,037,777 respectively, in unused federal net operating loss carryforwards, which will begin to expire principally in the year 2036. A deferred tax (liability)/asset at each date of approximately $2,811,204 and $2,539,487 resulting from the loss carryforwards and other temporary differences has been offset by a 100% valuation allowance. The change in the valuation allowance for the years ended September 30, 2024 and September 30, 2023 was approximately $271,717 and $(112,353).

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	September 30,
	2024	2023

U.S. Federal statutory graduated rate	21.00%	21.00%
State income tax rate, net of federal benefit	9.80%	9.80%
Total rate	30.80%	30.80%

Less: Net operating loss for which no benefit is currently available	(30.80)%	(30.80)%

Net effective rate	0.00%	0.00%

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are September 30, 2021, 2022, and 2023. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

We recorded a valuation allowance against all of our deferred tax assets as of both September 30, 2024, and September 30, 2023. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the near future, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed.

NOTE 9.	EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of $.0001 par value preferred stock. No preferred shares were outstanding at September 30, 2024 and 2023.

Common Stock

During the year ended September 30, 2024, we did not issue any stock.

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

Options Issuances in 2024

The Company did not issue any options during the year ended September 30, 2024.

Options Issuances in 2023

The Company did not issue any options during the year ended September 30, 2023.

The following table shows the stock option activity for the years ended September 30, 2024 and 2023:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Exercisable at September 30, 2023	1,700,000	$1.94	3.4	$-
Expired	(700,000)
Outstanding as of September 30, 2024	1,000,000	$2.25	3.0	$-
Vested and expected to vest at September 30, 2024	1,000,000	$2.25	3.0	$-
Exercisable at September 30, 2024	1,000,000	$2.25	3.0	$-

Warrants

Warrant Issuances in 2024

The Company did not issue any warrants during the year ended September 30, 2024.

Warrant Issuances in 2023

The Company did not issue any warrants during the year ended September 30, 2023.

The following table shows the warrant activity for the years ended September 30, 2024 and 2023:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding as of September 30, 2023	2,148,000	1.33	1.13	$-
Expired	(648,000)
Outstanding as of September 30, 2024	1,500,000	1.25	0.25	$-
Exercisable at September 30, 2024	1,500,000	1.25	0.25	$-

NOTE 10.	COMMITMENTS AND CONTINGENCIES

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

Effective October 1, 2019, the Company adopted Topic 842 and recorded ROU assets and lease liabilities of $6,980,957 and $4,256,869, respectively. As part of the adoption, prepaid land lease balance of $2,724,088 was classified as a component of the Company’s ROU assets. (See Note 11)

The Company completed the construction of Building 1 on the leased land and on September 1, 2019, BASK, commenced its 15-year sublease of Building 1 which includes a base rent plus 15% of BASK’s gross revenues.

On May 13, 2024, the Company and BASK mutually agreed to modify the lease effective August 31, 2024. AmeriCann and BASK have agreed that, for the last five months of the lease effective April 1 2024, the new monthly payment by BASK will be $57,588 per month, inclusive of property taxes and Host Community Agreement fees. After August 31, 2024, AmeriCann intends to operate the building as a regulated cannabis cultivation and manufacturing operator. Bask agreed to transfer to the Company its provisional Cultivation and provisional Product Manufacturing licenses. BASK will receive a credit of $40,000 for each license transferred. Any transfer of licenses is contingent upon approval from the Massachusetts Cannabis Control Commission. An application for the Change of Ownership and Control of the licenses was filed on June 19, 2024. BASK granted the Company the option to purchase any furniture and equipment located in the space currently occupied by BASK. A third-party valuation of the items to be purchased was completed and valued the assets at $551,800. Additionally, the remaining balance due and the existing promissory note from BASK were converted to a new promissory note which will be paid in 24 equal monthly installments without interest.

As of September 30, 2024, the Company’s right-of-use assets were $6,638,679, the Company’s current maturities of operating lease liabilities were $13,201 and the Company’s noncurrent lease liabilities were $4,191,188. During the year ended September 30, 2024, the Company had operating cash flows from operating leases of $341,450.

The table below presents lease related terms and discount rates as of September 30, 2024.

As of September 30, 2024

Weighted average remaining lease term
Operating leases	42.00
Weighted average discount rate
Operating leases	7.9%

The reconciliation of the maturities of the operating leases to the lease liabilities recorded in the Consolidated Unaudited Balance Sheet as of September 30, 2024 are as follows:

2025	341,500
2026	341,500
2027	341,500
2028	341,500
2029	341,500
Thereafter	12,635,501
Total lease payments	14,343,001
Less: Interest	(10,138,612)
$4,204,389
Less: operating lease liability, current portion	(13,201)
Operating lease liability, long term	$4,191,188

Office space

The Company leases its office space located at 1555 Blake St., Unit 502, Denver, CO 80202 for $2,500 per month with a lease term of less than 12 months from SCP, a related party. See Note 6.

Aggregate rental expense under all leases totaled $481,375 and $481,375 for the years ended September 30, 2024 and 2023, respectively.

NOTE 11.	SUBSEQUENT EVENTS

On November 19, 2024, the Company transferred the development rights and control of the undeveloped portion of the MCC property, approximately 48.3 acres, to MMP. The Company maintains sole discretion on how the undeveloped portion of the property can be developed by MMP. If the undeveloped land is sold, the Company would receive 20% of the net sales price. In November of 2024 the Company received an initial deposit of $650,000 from MMP. The Agreement provides the Company the opportunity to purchase, fee simple, the developed portion of the property, approximately 4.3 acres, from MMP at a predetermined purchase price.

On December 1, 2024, the maturity of the $4,500,000 (Note 5) loan for further extended until April 30, 2025, all other provision of the previously modified loan remained the same.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with this Report:

3.1.1	Certificate of Incorporation (1)
3.1.2	Certificate of Ownership and Merger (name change to AmeriCann) (2)
3.2	Bylaws (2)
10.2	Loan Modification Agreement with Strategic Capital Partners, LLC,together with Warrants and Promissory Notes (2)
10.4	Share Purchase Agreement with Massachusetts Medical Properties, LLC, together with Warrant (Series IV) and Ground Lease (2)
10.7	Loan Agreement, including form of warrant (Series CL) ($800,000) (2)
10.8	Loan Agreement ($128,000) (2)
10.9	Loan Agreement ($68,000) (2)
10.14	Promissory Note (5)
10.15	Mortgage and Security Agreement (5)
10.18	Real Estate Agreement (6)
19	Insider Trading Policies and Procedures
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form 10.

(2)	Incorporated by reference to same exhibit filed with Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File #333-222207).

(3)	Incorporated by reference to same exhibit filed with the Company’s Registration Statement on Form S-1 (File #333-224256).

(4)	Incorporated by reference to the same exhibit filed with the Company’s Registration Statement on Form S-1 (File #333-227388).

(5)	Incorporated by reference to the same exhibit filed with the Company’s Registration Statement on Form S-1 (File # 333-233981).

(6)

Incorporated by reference to the same exhibit filed with the Company’s 8-K report on December 13, 2024. Portions of this Exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K since the omitted portions are not material and would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of January, 2025

AMERICANN, INC.

By:	/s/ Timothy Keogh
Timothy Keogh, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Keogh	Chief Executive Officer and a Director	January 14, 2025
Timothy Keogh

/s/ Benjamin J. Barton	Chief Financial and Accounting Officer and a	January 14, 2025
Benjamin J. Barton	Director