Form 10-Q
period 2024-12-31
AmeriCann, Inc.
filed 2025-02-14
CIK 1508348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No ☑

Indicate by a checkmark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 10, 2025, the registrant had 24,391,961 shares of common stock outstanding.

AMERICANN, INC.

FORM 10-Q

AMERICANN, INC.

CONSOLIDATED UNAUDITED BALANCE SHEETS

Not Reviewed

	December 31, 2024	September 30, 2024

Assets
Current Assets:
Cash and cash equivalents	$131,156	$48,841
Restricted cash	9,967	9,967
Tenant receivable	57,588	57,588
Prepaid expenses and other current assets	107,469	128,226
Current portion of note receivable	171,896	171,896
Total current assets	478,076	416,518

Note receivable	114,598	143,247
Construction in progress	375,507	372,638
Property and Equipment, net	7,466,014	6,492,085
Operating lease - right-of-use asset	1,707,070	6,638,679
Total assets	$10,141,265	$14,063,167

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$98,805	$140,578
Accounts payable - related party	30,000	-
Interest payable (including $21,943 and $8,749 to related parties)	63,984	174,201
Other payables	5,439	9,325
Operating lease liability, short term	4,068	13,201
Note payable - related party	581,646	581,646
Notes payable (net of unamortized discounts of $0)	4,500,000	4,500,000
Total current liabilities	5,283,942	5,418,951

Operating lease liability, long term	1,703,003	4,191,188

Total liabilities	6,986,945	9,610,139

Commitments and contingencies - see Note 6

Stockholders' Equity:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,391,961 shares issued and outstanding as of December 31, 2024 and September 30, 2024	2,439	2,439
Additional paid in capital	25,558,362	25,558,362
Accumulated deficit	(22,406,481)	(21,107,773)
Total stockholders' equity	3,154,320	4,453,028

Total liabilities and stockholders' equity	$10,141,265	$14,063,167

See accompanying notes to consolidated unaudited financial statements.

AMERICANN, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

Not Reviewed

	Three months ended December 31,
	2025	2024

Rental income	$-	$475,629
Cost of revenues	-	780
Gross profit	-	474,849

Operating expenses:
Advertising and marketing	2,284	281
Professional fees	59,254	111,851
General and administrative expenses	386,401	403,610
Total operating expenses	447,939	515,742

(Loss) from operations	(447,939)	(40,893)

Other income (expense):
Interest income	-	7,951
Interest expense	(125,283)	(125,862)
Interest expense - related party	(13,195)	(13,195)
Loss on lease termination	(712,291)	-
Total other (expense)	(850,769)	$(131,106)

Net (loss)	$(1,298,708)	$(171,999)

Basic and diluted (loss) per common share	$(0.05)	$(0.01)

Weighted average common shares outstanding	24,391,961	24,391,961

See accompanying notes to consolidated unaudited financial statements.

AMERICANN, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Not Reviewed

	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, September 30, 2023	-	$-	24,391,961	$2,439	$25,558,362	$(19,853,444)	$5,707,357
Net loss	-	-	-	-	-	(171,999)	(171,999)
Balances, December 31, 2023	-	$-	24,391,961	$2,439	$25,558,362	$(20,025,443)	$5,535,358

Balances, September 30, 2024	-	$-	24,391,961	$2,439	$25,558,362	$(21,107,773)	$4,453,028
Net loss	-	-	-	-	-	(1,298,708)	(1,298,708)
Balances, December 31, 2024	-	$-	24,391,961	$2,439	$25,558,362	$(22,406,481)	$3,154,320

See accompanying notes to consolidated unaudited financial statements.

AMERICANN, INC.

CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

(unaudited)

Not Reviewed

	Three Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net (loss)/income	$(1,298,708)	$(171,999)
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	98,071	115,562
Amortization of right of use assets	-	17,452
Loss on lease termination	712,291	-
Changes in operating assets and liabilities:
Tenant receivable	-	(275,614)
Prepaid expenses	20,757	618
Accounts payable and accrued expenses	(41,773)	(472)
Operating lease liability	-	(2,962)
Accounts payable - related party	30,000	(15,000)
Interest payable	(110,217)	1,356
Other payables	(3,886)	(6,185)
Net cash flows (used in) operations	(593,465)	(337,244)

Cash flows from investing activities:
Purchases of property and equipment	(2,869)	-
Payments received on notes receivable	28,649	9,845
Proceeds received from lease termination	650,000	-
Net cash flows provided by investing activities	675,780	9,845

Net change in cash, cash equivalents, and restricted cash	82,315	(327,399)

Cash, cash equivalents, and restricted cash at beginning of period	58,808	1,144,973

Cash, cash equivalents, and restricted cash at end of period	$141,123	$817,574

Supplementary Disclosure of Cash Flow Information:

Cash paid for interest	$248,178	$137,701
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated unaudited financial statements.

AMERICANN, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Not Reviewed

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

Basis of Presentation

The (a) consolidated unaudited balance sheet as of September 30, 2024, which has been derived from unaudited financial statements, and (b) the unaudited financial statements as of and for the three months ended December 31, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the unaudited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on January 15, 2025. In the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the unaudited financial statements for fiscal 2024 as reported in the Form 10-K have been omitted.

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

Significant Accounting Policies

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated unaudited balance sheets that sum to the total of the same such amounts in the consolidated unaudited statements of cash flows:

	December 31, 2024	September 30, 2024

Cash and cash equivalents	$131,156	$48,841
Restricted cash	9,967	9,967
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$141,123	$58,808

Amounts included in restricted cash represent those required to be set aside by the Cannabis Control Commission in Massachusetts as well as by a contractual agreement with a lender for the payment of specific construction related expenditures as part of the Company’s property development in Massachusetts.

Not Reviewed

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

	December 31, 2024	September 30, 2024
Land	$1,072,000	$-
Buildings and improvements	7,854,548	7,854,548
Computer equipment	349,576	349,576
Furniture and equipment	2,764	2,764
Equipment	551,800	551,800
Total	9,830,688	8,758,688
Accumulated depreciation	(2,364,674)	(2,266,603)
Property and equipment, net	$7,466,014	$6,492,085

Depreciation expense for the three months ended December 31, 2024 and 2023 amounted to $98,071 and $115,562, respectively.

Leases

Effective October 1, 2019, we adopted Topic 842, Lease Accounting using the effective date method . Under this method, periods prior to adoption remain unchanged. We determine if an arrangement is a lease at inception.

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

The accompanying consolidated unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $22,406,481 and $21,107,773 at December 31, 2024 and September 30, 2024, respectively. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is attempting to increase operations and generate additional revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds through the sale of its securities.

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

Not Reviewed

NOTE 3.	NOTES RECEIVABLE

Notes and other receivables as of September 30, 2024 and 2023, consisted of the following:

	December 31, 2024	September 30, 2024

Note receivable from BASK, interest rate of 0%; monthly principal and interest payments of $14,325, maturing in 2026.	$286,494	$315,143
	286,494	315,143

Less: Current portion	(171,896)	(171,896)

	$114,598	$143,247

NOTE 4.	NOTES PAYABLE

On August 2, 2019 the Company secured a $4,000,000 investment from an unrelated third party in the form of a loan. The loan was evidenced by a note which bore interest at the rate of 11% per year, was originally due and payable on August 2, 2022 and was secured by a first lien on the building at the Massachusetts Cannabis Center (“MCC”).

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

On July 31, 2023, the maturity date was further extended to December 1, 2023. On November 30, 2023, the maturity of the loan was extended to January 31, 2024. All other provisions of the previously modified loan remain the same. The debt modification was deemed not substantial and was accounted for as a debt modification. The broker for the loan received a cash commission of $7,500 which was expensed when incurred. On January 31, 2024, the maturity date of the loan was further extended until April 15, 2024. All other provisions of the previously modified loan remain the same. On April 12, 2024, the maturity of the loan was further extended until August 31, 2024. All other provisions of the previously modified loan remain the same. On August 31, 2024, the maturity of the loan for further extended until December 1, 2024, all other provisions of the previously modified loan remain the same. On December 1, 2024, the maturity of the loan was further extended until April 30, 2025, all other provisions of the previously modified loan remain the same.

At December 31, 2024, the outstanding principal on this note was $4,500,000 and the unamortized debt discount was $0.

The modified note is secured by a first lien on the building at the Company’s Massachusetts Cannabis Center (“MCC”).

Not Reviewed

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

On July 26, 2019, the Company entered into a 15-Year Triple Net lease of the building at the MCC with BASK. The lease commenced on September 1, 2019 and includes an annual base rent of $138,762 and a revenue participation fee equivalent to 15% of BASK's gross revenues. As of December 31, 2024, the BASK tenant receivable balance was $57,588. See Note 6.

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

Related Party

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

Accrued interest on the note was $21,943 and $8,749 at December 31, 2024 and September 30, 2024, respectively.

At December 31, 2024 and September 30, 2024, the outstanding principal on this note was $581,646.

During the year ended September 30, 2024, the Company incurred $180,000 of consulting expenses with SCP and paid $195,000. As of September 30, 2024, $0 remained unpaid. During the three months ended December 31, 2024 the Company incurred $45,000 of consulting expenses with SCP of which $30,000 remained outstanding at December 31, 2024.

The Company leases office space from SCP. Lease expense for office space was $7,500 for the three months ended December 31, 2024 and 2023.

SCP is controlled by Benjamin J. Barton, one of our officers and directors and principal shareholders.

NOTE 5.	LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended
	December 31,
	2024	2023

Net income (loss) attributable to common stockholders	$(1,298,708)	$(171,999)

Basic weighted average outstanding shares of common stock	24,391,961	24,391,961
Dilutive effects of common share equivalents	-	-
Dilutive weighted average outstanding shares of common stock	24,391,961	24,391,961

Basic and diluted net income (loss) per share of common stock	$(0.05)	$(0.01)

Not Reviewed

As of December 31, 2024, we excluded 1,600,000 of stock options from the computation of diluted net loss per share since the effects are anti-dilutive. As of December 30, 2023, we excluded 1,700,000 of stock options and 2,148,000 of warrants from the computation of diluted net loss per share since the effects are anti-dilutive.

NOTE 6.	COMMITMENTS AND CONTINGENCIES

Operating Leases

Office space

The Company leases its office space located at 1555 Blake St., Unit 502, Denver, CO 80202 for $2,500 per month with a lease term of less than 12 months from SCP, a related party. See Note 4.

Lease expense for office space was $7,500 for the three months ended June December 31,, 2024 and 2023.

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

Effective October 1, 2019, the Company adopted Topic 842 and recorded ROU assets and lease liabilities of $6,980,957 and $4,256,869, respectively. As part of the adoption, prepaid land lease balance of $2,724,088 was classified as a component of the Company’s ROU assets. (See Note 1)

The Company completed the construction of the 30,000 square foot building on the leased land and on September 1, 2019, BASK, commenced its 15-year sublease of the building which includes a base rent plus 15% of BASK’s gross revenues.

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

By agreement dated November 19, 2024, the Company terminated one of the land leases resulting in the lease payments decreasing from the greater of (a) $30,000 per month; (b) $0.38 per square foot per month of any structure built on the property; or (c) 1.5% of all gross monthly sales of products sold by the Company, any assignee of the Company, or any subtenant of the Company to the greater of (a) $13,407 per month; or (b) 1.5% of all gross monthly sales of products sold by the Company, any assignee of the Company, or any subtenant of the Company. The lease has an initial term of fifty (50) years. The Company has the option to extend the term of the lease for four (4) additional ten (10) year periods. The lease is a triple net lease, with the Company paying all real estate taxes, repairs, maintenance and insurance.

.

Not Reviewed

Additionally, the Company will relinquish all rights to the undeveloped portion of the leased property to MMP (approximately 48.3 acres) in exchange for:

●	$650,000 cash; and

●	20% of the net sales price of the transferred portion of the undeveloped leased property.

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

As of December 31, 2024, the Company’s right-of-use assets were $1,707,070, the Company’s current maturities of operating lease liabilities were $4,068 and the Company’s noncurrent lease liabilities were $1,703,003.

The table below presents lease related terms and discount rates as of December 31, 2024.

As of December 31, 2024

Weighted average remaining lease term
Operating leases	41.75
Weighted average discount rate
Operating leases	7.9%

The reconciliation of the maturities of the operating leases to the lease liabilities recorded in the Consolidated Unaudited Balance Sheet as of September 30, 2024 are as follows:

2025	104,080
2026	138,772
2027	138,772
2028	138,772
2029	138,772
Thereafter	5,131,501

Total lease payments	5,790,669
Less: Interest	(4,083,598)
$1,707,071

Less: operating lease liability, current portion	(4,068)
Operating lease liability, long term	$1,703,003

Aggregate rental expense under all leases totaled $481,375 and $481,375 for the years ended September 30, 2024 and 2023, respectively.

Not Reviewed

NOTE 7.	EQUITY

Common Stock. There was no common stock activity during the three months ended December 31, 2024.

Stock Options. There was no stock option activity during the three months ended December 31, 2024.

Stock option details are as follows:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Exercisable at September 30, 2024	1,000,000	$2.25	3.0	$-
Adjustment (1)	600,000
Outstanding as of December 10, 2024	1,600,000	$1.97	2.6	$-
Vested and expected to vest at December 31, 2024	1,600,000	$1.97	2.6	$-
Exercisable at December 31, 2024	1,600,000	$1.97	2.6	$-

(1)	Options that were previously fully expensed were presented as expired as of September 30, 2024 but were not actually expired. There is no financial statement impact.

Warrants. Warrant activity as of and for the three months ended December 31, 2024 is as follows:

Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding as of September 30, 2024	1,500,000	1.25	0.25	$-
Expired	(1,500,000)
Outstanding as of December 31, 2024	-			$-
Exercisable at December 31, 2024	-			$-

NOTE 8.	INCOME TAXES

We did not record any income tax expense or benefit for the three months ended December 31, 2024 or 2023. We increased our valuation allowance and reduced our net deferred tax assets to zero. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred tax assets as of December 31, 2024 and September 30, 2024.

As of December 31, 2024, we did not have any unrecognized tax benefits. There were no significant changes to the calculation since September 30, 2024.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended September 30, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K

Forward-Looking Statements

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

OVERVIEW

AmeriCann, Inc. designs, develops, leases and operates state-of-the-art cannabis cultivation, processing and manufacturing facilities.

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

AmeriCann’s first project is the Massachusetts Cannabis Center (“MCC”). AmeriCann may replicate the brands, technology and innovations developed at its MCC project to additional markets.

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

By agreement dated November 19, 2024, the Company transferred the undeveloped portion of the leased property to MMP (approximately 48.3 acres) for:

●	650,000; and

●	20% of the net sales price of the transferred portion of the undeveloped leased property.

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

On July 26, 2019 the Company entered into a Triple Net Lease for AmeriCann’s 30,000 square foot cultivation and product manufacturing facility with BASK, Inc. (“BASK”). BASK commenced operations in the facility 1 in February of 2020.

The 15-year lease for the building at the MCC with BASK provided, in addition to a monthly Base Rent, a Revenue Participation Fee whereby we will receive 15% of all gross monthly sales of cannabis, cannabis-infused products and non-cannabis products produced at Building 1.

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

The Massachusetts Cannabi Center (“ MCC”) is, a state of the art 30,000 square foot cultivation and processing facility, is fully-operational. Using the MCC as its base of operations, the Company plans to cultivate cannabis and provide extraction laboratory, and manufacture cannabis products.The Company plans to produce branded consumer packaged goods including cannabis beverages enhancers, vaporizer products, edible products, non-edible products and concentrates at the MCC.  All cannabis, including manufactured goods, will be sold to licensed Massachusetts retailers.

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

RESULTS OF OPERATIONS

Material changes in the line items in our Statement of Operations for the three months ended December 31, 2024 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Rental Income	D	Termination of lease on the building at the MCC

Professional fees	D	Decrease in consulting and auditor fees

Interest income	D	Modification of the Bask Note Receivable

LIQUIDITY AND CAPITAL RESOURCES

Loans

On August 2, 2019 we secured a $4,000,000 loan from an unrelated third party. The loan was evidenced by a note which bears interest at the rate of 11% per year. On December 4, 2020, the loan was increased by $500,000 and the maturity date was extended from August 2, 2022 to August 1, 2023. In July 2023, the maturity date was further extended to December 1, 2023 while all other provisions of the original loan remained the same. On November 30, 2023, the maturity date was extended to January 31, 2024 while all other provisions of the original loan remained the same. On December 1, 2024 the maturity date of the loan was extended to April 30, 2025 while all other provisions of the original loan remained the same. The loan is secured by a first lien on the building at the MCC.

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

Analysis of Cash Flows

Our sources and (uses) of cash for the three months ended December 31, 2024 and 2023 are shown below:

	2024	2023

Cash (used) provided by operations	$(593,465)	$(337,244)
Acquisition of property and equipment	(2,869)	--
Payments received from notes receivable	28,649	9,845
Proceeds received from lease termination	650,000	--

We do not have any firm commitments from any person to provide us with any additional capital.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2024, we did not have any off-balance sheet arrangements.

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

Internal Control over Financial Reporting

Our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2024 at the reasonable assurance level, as a result of a material weaknesses primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP, limited or no segregation of duties, and lack of independent directors.

We are currently in the process of evaluating the steps necessary to remediate these material weaknesses.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2024.

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

AMERICANN, INC.

Dated: February 14, 2025	By:	/s/ Timothy Keogh
Timothy Keogh
Principal Executive Officer

	By:	/s/ Benjamin Barton
Benjamin Barton
Principal Financial and Accounting Officer